Form 10-Q
period 1994-03-31
SUMMIT TAX EXEMPT L P II
filed 1994-05-16
CIK 792924

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1994

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-15726

                           SUMMIT TAX EXEMPT L.P. II
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                        13-3370413
- - --------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)
                                                (I.R.S. Employer Identification
                                                No.)

625 Madison Ave., New York, N.Y.                10022
- - --------------------------------------------------------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

                                      N/A
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1--FINANCIAL STATEMENTS
                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                       March 31,       December 31,
                                                                         1994              1993
- - ---------------------------------------------------------------------------------------------------
ASSETS
Participating first mortgage bonds, net                              $ 130,316,278     $130,309,664
Assets held for sale, net                                               29,350,000       29,350,000
Temporary investments                                                    2,166,120        1,855,780
Cash                                                                       223,500          302,826
Cash held in escrow                                                        509,376          508,023
Interest receivable                                                        796,249          805,805
Promissory note receivable, net                                            245,597          269,673
Deferred bond selection fees, net                                        2,312,926        2,359,106
Other assets                                                                    --           17,747
                                                                     -------------     ------------
Total assets                                                         $ 165,920,046     $165,778,624
                                                                     -------------     ------------
                                                                     -------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Due to affiliates                                                    $     426,775     $    158,162
Reserve for disputed claim                                                 400,000          400,000
Deferred income                                                            143,457          160,514
Accrued expenses                                                            81,458          141,869
                                                                     -------------     ------------
Total liabilities                                                        1,051,690          860,545
                                                                     -------------     ------------
Commitments and contingencies
Partners' capital
Limited partners (9,151,620 BUC$ issued and outstanding)               164,964,015      165,012,743
General partners                                                           (95,659)         (94,664)
                                                                     -------------     ------------
Total partners' capital                                                164,868,356      164,918,079
                                                                     -------------     ------------
Total liabilities and partners' capital                              $ 165,920,046     $165,778,624
                                                                     -------------     ------------
                                                                     -------------     ------------
- - ---------------------------------------------------------------------------------------------------

                                 See notes to financial statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                         -------------------------
                                                                            1994           1993
- - --------------------------------------------------------------------------------------------------
REVENUES
Interest income from participating first mortgage bonds                  $2,409,882     $2,367,915
Income from assets held for sale, net                                       372,474        374,006
Interest income from temporary investments                                   12,256         11,022
Interest income from promissory notes                                        11,924          7,102
                                                                         ----------     ----------
                                                                          2,806,536      2,760,045
                                                                         ----------     ----------
EXPENSES
Management fees                                                             202,656        202,656
Loan servicing fees and expenses                                             99,940         99,940
General and administrative                                                   79,502        110,323
Amortization of deferred bond selection fees                                 46,180         46,180
                                                                         ----------     ----------
                                                                            428,278        459,099
                                                                         ----------     ----------
Net income                                                               $2,378,258     $2,300,946
                                                                         ----------     ----------
                                                                         ----------     ----------
ALLOCATION OF NET INCOME
Limited partners                                                         $2,330,693     $2,254,927
                                                                         ----------     ----------
                                                                         ----------     ----------
General partners                                                         $   47,565     $   46,019
                                                                         ----------     ----------
                                                                         ----------     ----------
Net income per BUC                                                       $      .25     $      .25
                                                                         ----------     ----------
                                                                         ----------     ----------
- - --------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                           LIMITED        GENERAL
                                                           PARTNERS       PARTNERS        TOTAL
- - ---------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1993           $165,012,743     $(94,664)    $164,918,079
Net income                                                  2,330,693      47,565         2,378,258
Distributions                                              (2,379,421)    (48,560 )      (2,427,981)
                                                         ------------     --------     ------------
Partners' capital (deficit)--March 31, 1994              $164,964,015     $(95,659)    $164,868,356
                                                         ------------     --------     ------------
                                                         ------------     --------     ------------
- - ---------------------------------------------------------------------------------------------------

                                 See notes to financial statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                         -------------------------
                                                                            1994           1993
- - --------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                                        $2,435,650     $2,298,006
Cash received from assets held for sale, net                                372,474        374,006
Fees and expenses paid                                                     (156,148)      (110,601)
                                                                         ----------     ----------
Net cash provided by operating activities                                 2,651,976      2,561,411
                                                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net sale (purchase) of temporary investments                               (310,340)         4,157
Principal payments from loans made to properties                              7,019             --
                                                                         ----------     ----------
Net cash provided by (used in) investing activities                        (303,321)         4,157
                                                                         ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid                                                       (2,427,981)    (2,427,981)
                                                                         ----------     ----------
Net increase (decrease) in cash                                             (79,326)       137,587
Cash at beginning of period                                                 302,826        228,469
                                                                         ----------     ----------
Cash at end of period                                                    $  223,500     $  366,056
                                                                         ----------     ----------
                                                                         ----------     ----------
- - --------------------------------------------------------------------------------------------------
SCHEDULE RECONCILING NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net income                                                               $2,378,258     $2,300,946
                                                                         ----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Amortization of deferred bond selection fees                                 46,180         46,180
Accretion of valuation allowance                                             (6,614)        (6,614)
Changes in:
  Cash held in escrow                                                        (1,353)            --
  Interest receivable                                                         9,556        (81,418)
  Due from affiliates                                                            --        (38,934)
  Promissory notes receivable, net                                           17,057         14,988
  Other assets                                                               17,747         15,275
  Due to affiliates                                                         268,613        318,783
  Deferred income                                                           (17,057)       (14,988)
  Accrued expenses                                                          (60,411)         7,193
                                                                         ----------     ----------
Total adjustments                                                           273,718        260,465
                                                                         ----------     ----------
Net cash provided by operating activities                                $2,651,976     $2,561,411
                                                                         ----------     ----------
                                                                         ----------     ----------
- - --------------------------------------------------------------------------------------------------

                                See notes to financial statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1994
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of March 31, 1994 and the results of its operations and its cash flows for the three months ended March 31, 1994 and 1993. However, the operating results for the interim periods may not be considered indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1993.

B. Related Parties

   For two properties collateralizing the participating first mortgage bonds (``FMBs'') which are classified as assets held for sale in the financial statements (The Lakes, securing a $13,650,000 bond, and Pelican Cove, securing an $18,000,000 bond), the original owners of the underlying properties and obligors of the FMBs were replaced by affiliates of Related Tax Exempt Associates II, Inc., a general partner of the Partnership (the ``Related General Partner''), which have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for the FMBs. Although these properties are not producing sufficient cash flow to fully service the debt (see Note C), the Partnership has no present intention to declare a default on such FMBs.

   In June and December 1992, the Partnership made additional loans aggregating approximately $410,000 to The Lakes and Pelican Cove for payment of 1991 past due property taxes. The loans are self-amortizing over two years with interest at 8.5% per annum. Because The Lakes and Pelican Cove properties are assets held for sale paying on a cash flow basis, the loans were recorded in operating results as a reduction of income from assets held for sale. The properties are current on these loan payments. Interest income recognized on these loans was approximately $1,800 and $6,400 for the three months ended March 31, 1994 and 1993, respectfully.

   On May 13, 1993, the Partnership, on behalf of Lakes Project Investors Inc., an affiliate of the Related General Partner who replaced the original developer, deposited a cash escrow of $500,000 in connection with the filing of an appeal of a mechanic's lien judgment rendered against The Lakes. The ultimate resolution of this appeal is uncertain; however, if unsuccessful, the Partnership may lose a portion or all of the escrow. The Partnership has established a reserve of $400,000 relating to this judgment for the amount of loss anticipated if the appeal is unsuccessful.

   On January 27, 1994, Lakes Projects Investors Inc. sold for $200,000 an option to purchase the ownership interest in The Lakes, including the property and the assumption of the Partnership's $13,650,000 FMB. The option is exercisable at a price of $520,000 until August 30, 1994, at which time it expires. There is no assurance that the option will be exercised.

   The terms of The Lakes FMB were modified on January 24, 1994. Beginning in April 1994, the base interest rate will be reduced to 4.87% ($665,000 per annum) with 100% of the excess cash flow paid to the Partnership up to a rate of 5.24% ($715,000 per annum). In addition, the call date was extended to 2006.

   The General Partners and their affiliates perform services for the Partnership which include but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing services and other administrative services. The General Part-
   ners and their affiliates receive reimbursements for costs incurred in connection with the services, the amount of which is limited by provisions of the Partnership Agreement. The costs and expenses were:

                                                                              Three months ended
                                                                                  March 31,
                                                                             --------------------
                                                                               1994        1993
- - -------------------------------------------------------------------------------------------------
Prudential-Bache Properties, Inc. (``PBP'') and affiliates
  General and administrative                                                 $ 24,802    $ 26,700
  Management fee                                                              101,328     101,328
                                                                             --------    --------
                                                                              126,130     128,028
                                                                             --------    --------
Related General Partner and affiliates
  Loan servicing fees and expenses                                             99,940      99,940
  General and administrative                                                    6,632      14,987
  Management fee                                                              101,328     101,328
                                                                             --------    --------
                                                                              207,900     216,255
                                                                             --------    --------
                                                                             $334,030    $344,283
                                                                             --------    --------
                                                                             --------    --------

   The General Partners are paid, in aggregate, an annual management fee equal to .5% of the total invested assets (which equals the original face amount of total FMBs).

   An affiliate of the Related General Partner receives loan servicing fees in the amount of .25% per annum of the principal amount outstanding on mortgage loans serviced by the affiliate.

   A division of Prudential Securities Incorporated (``PSI''), an affiliate of PBP, receives a fee for the purchase, sale, and safekeeping of the Partnership's temporary investments. This account is maintained in accordance with the Partnership Agreement.

   PSI owns 46,325 BUC$ at March 31, 1994.

   The Players Club property (securing a $2,500,000 FMB in this Partnership) also secures an FMB for $7,200,000 owned by Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of this Partnership.

   The original obligor of the Suntree and Players Club FMBs is an affiliate of the Related General Partner.

C. Assets Held for Sale

   Assets Held for Sale and the related income thereon are as follows:

                                                                                        Net cash received
                                                                                          for the three
                                                                                           months ended
                                                                                            March 31,
                            Call        Maturity      Carrying Value    Face Amount    --------------------
                            Date          Date            of FMB          of FMB         1994        1993
- - -----------------------------------------------------------------------------------------------------------
The Lakes,
  Kansas City, MO         Dec. 2006    Dec. 2006       $ 11,750,000     $13,650,000    $ 88,960    $143,179
Pelican Cove,
  St. Louis, MO           Feb. 1999    Feb. 2007         17,600,000      18,000,000     283,514     230,827
                                                      --------------    -----------    --------    --------
                                                       $ 29,350,000     $31,650,000    $372,474    $374,006
                                                      --------------    -----------    --------    --------
                                                      --------------    -----------    --------    --------

D. Commitments and Contingencies

   On or about October 18, 1993, a putative class action entitled Kinnes, et al.
v. Prudential Securities Incorporated et al., No. CIV-93-654 was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership, against the Partnership, PBP, Prudential Securities Incorporated and a number of other defendants. Plaintiffs allege claims for violation of The Racketeering Influenced and Corrupt Organizations Act of 1970 (``RICO'') statutes, breach of fiduciary duty, fraud and deceit, negligence, and an accounting. Plaintiffs seek unspecified compensatory, punitive and treble damages, and rescission, including costs and attorney fees, but the only relief sought against the Partnership is an accounting. No claims for monetary relief have been asserted against the Partnership in this action. Certain defendants filed a motion to dismiss on December 22, 1993. The court has stayed all proceedings in the case pending a decision on a motion before the Judicial Panel on Multi-District Litigation to transfer the case. On April 14, 1994, the Judicial Panel on Multi-District Litigation entered an order transferring Kinnes and several other cases to a single judge in the United States District Court for the Southern District of New York for consolidated or coordinated pre-trial proceedings. Plaintiffs have stated that they intend to file a consolidated amended complaint in the Multi-District Litigation proceeding.

   On or about November 16, 1993, a putative class action entitled Dan Connelly, et al. v. Prudential-Bache Securities Inc. et al., No. CIV-93-713 was filed in United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, Prudential Securities Incorporated and a number of other defendants. An amended complaint was filed on December 6, 1993. Plaintiffs allege fraud, breach of fiduciary duty, negligent misrepresentation, malpractice and violation of the federal securities laws and RICO statutes. Plaintiffs seek unspecified compensatory, punitive and treble damages, disgorgement and restitution of all earnings, profits, compensation and benefits received by defendants and rescission including costs and attorney fees and an accounting. Plaintiffs have filed a motion to consolidate the Connelly case with the Kinnes action. The court has stayed all proceedings in the case pending a decision on a motion before the Judicial Panel on Multi-District Litigation to transfer the case. Notwithstanding the stay, on March 21, 1994, the court granted a request by the plaintiffs for dismissal without prejudice of the action as to the claims of seven of the thirteen named plaintiffs. The dismissal appears to eliminate all claims against or relating to the Partnership. On May 4, 1994, the clerk of the Judicial Panel on Multi-District Litigation entered a conditional transfer order transferring Connelly and five other cases as ``Tag Along'' actions to the Multi-District Litigation proceedings in New York, unless a party objects by May 19, 1994 to this transfer. The ultimate outcome of this litigation as well as the impact on the Partnership cannot presently be determined. Accordingly, no provision for any loss that may result upon resolution of this matter has been made in the accompanying financial statements.

   On January 3, 1992, a putative class action entitled Levine v. Prudential-Bache Properties, Inc. et al., No. 92 C 0052 was filed in the United States District Court for the Northern District of Illinois against the General Partners and others, including Prudential Securities Incorporated. Plaintiffs comprise a total of seven individual investors who have brought suit on behalf of themselves and a class of others who purchased interests in: the Partnership; Summit Tax Exempt Bond Fund, L.P.; and Summit Tax Exempt, L.P. III (collectively, the ``Bond Funds''). Plaintiffs are also suing derivatively on behalf of the Bond Funds. Defendants include, among others, the General Partners and the Assignor Limited Partner in the Bond Funds.

   This complaint alleges that the plaintiffs purchased the Bond Funds in reliance on offering materials and oral representations that were false and misleading. The complaint includes counts for alleged violations of RICO, federal and state securities laws, common-law fraud, breach of fiduciary duty and negligence. Plaintiffs seek rescission, compensatory and punitive damages, treble damages under RICO, and attorneys' fees and costs.

   On August 10, 1992, defendants filed motions to dismiss on the grounds, among others, that all of plaintiffs' claims were barred by the applicable statutes of limitations and that plaintiffs otherwise failed to state any claims against defendants. In lieu of responding to the motions to dismiss, on March 17, 1993, plaintiffs were granted leave to file an amended complaint. Plaintiffs' amended complaint was filed on March 31, 1993; on April 30, 1993, defendants moved to dismiss and that motion is fully briefed. On November 10, 1993, Plaintiffs moved to voluntarily dismiss certain defendants from the litigation, including PBP, and for leave to amend the action against the remaining defendants. Plaintiffs subsequently determined to voluntarily dismiss all defendants, but then decided not to dismiss PBP and Prudential Securities Incorporated, in light of the pending motion before the Judicial Panel on Multi-District Litigation, which seeks transfer of the action.

   On or about March 16, 1994, the court entered an order in Levine v. Prudential-Bache Properties, Inc., voluntarily dismissing without prejudice all claims against the Related General Partner, all of its affiliates that were named as defendants, and certain other defendants. Pursuant to a stipulation dated March 3, 1994, the defendants that were dismissed from the action by the court's order have agreed to toll the statutes of limitations until December 25, 1995, subject to certain limitations and conditions set forth in the stipulation. The action continues to pend against PBP and Prudential Securities Incorporated. On April 14, 1994, the Judicial Panel on Multi-District Litigation deferred the transfer of the Levine action to the United States District Court for the Southern District of New York in order to allow the United States District Court for the Northern District of Illinois to decide the Prudential defendants' pending motion to dismiss.

   In July 1991, a putative class action entitled Schaffer v. Summit Tax Exempt L.P. II, et al., No. 12176 Del. Cn. Ct., was filed in Delaware Chancery Court. Plaintiff is an individual investor who has brought suit allegedly on behalf of himself and others similarly situated who purchased Partnership interests. Defendants include, among others, the Partnership, its General Partners, and its Assignor Limited Partner. The complaint alleges breach of contract to list the Partnership on an exchange. Plaintiff seeks an injunction, recission, compensatory damages and attorneys' fees. Defendants have moved to dismiss the complaint; plaintiff has not yet responded.

   The General Partners intend to vigorously defend the Partnership and themselves in these actions but the reasonably possible loss to the Partnership is not presently subject to estimation. The General Partners may be entitled to indemnification pursuant to the terms of the Partnership Agreement.

   PBP is also named as a defendant, together with other parties, in pending legal proceedings involving other limited partnerships. Although a number of cases have been resolved, others are still pending. PBP intends to defend itself vigorously against such actions.

E. Subsequent Event

   In May 1994, a distribution of approximately $2,379,000 and $49,000 was paid to the limited partners and General Partners, respectively, for the quarter ended March 31, 1994.

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   The Partnership has invested in sixteen tax-exempt participating first mortgage bonds (``FMBs'') issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on the properties.

   At the beginning of the year, the Partnership had cash and temporary investments of approximately $2,159,000. After payment of distributions and after receiving the net cash flow from operations, the Partnership ended the quarter with approximately $2,390,000 in cash and temporary investments. The first quarter distribution of $.26 per BUC was paid in May 1994 from cash flow from operations.

   Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.

Results of Operations

   Net income increased by approximately $77,000 for the three months ended March 31, 1994 as compared to the corresponding period in 1993 for reasons discussed below.

   Interest income from FMBs increased by approximately $42,000 for the three months ended March 31, 1994 as compared to the corresponding period in 1993. This increase is due primarily to increased rates paid on the Newport Village, Sunset Downs and Bristol Village FMBs and contingent interest received from Crowne Pointe partially offset by reduced rates paid on the Shannon Lakes, Suntree and Player's Club FMBs as a result of the amendments to the forbearance agreements entered into in 1993 and 1994.

   General and administrative expenses decreased by approximately $31,000 for the three months ended March 31, 1994 as compared to the corresponding period in 1993 due primarily to lower legal costs related to the litigation discribed in Note D to the financial statements.

   The following table lists the FMBs that the Partnership owns together with occupancy rates of the underlying properties as of April 24, 1994:

                                                  Face
                                               Amount of                      Rate Paid--
Property            Location                      FMB          Occupancy      Stated Rate*
- - -------------------------------------------------------------------------------------------
Bay Club            Mt. Pleasant, SC          $  6,400,000         97.3%     7.13%-7.00%(A)
Loveridge           Contra Costa, Ca             8,550,000         95.9      8.00%-8.00%
The Lakes           Kansas City, Mo             13,650,000         94.9      3.96%-8.00%(B)
Crowne Pointe       Olympia, Wa                  5,075,000         92.5      8.00%-8.00%(E)
Orchard Hills       Tacoma, Wa                   5,650,000         95.4      8.00%-8.00%
Highland Ridge      St. Paul, Mn                15,000,000         91.1      8.00%-8.00%
Newport Village     Tacoma, Wa                  13,000,000         94.8      7.12%-8.00%(C)
Sunset Downs        Lancaster, Ca               15,000,000         97.3      7.25%-8.00%(C)
Pelican Cove        St. Louis, Mo               18,000,000         98.7      6.39%-8.00%(B)
Willow Creek        Ames, Ia                     6,100,000        100.0      8.00%-8.00%
Cedar Pointe        Nashville, Tn                9,500,000         98.1      8.00%-8.00%
Shannon Lakes       Atlanta, Ga                 12,000,000         94.2      6.00%-8.00%(C)
Bristol Village     Bloomington, Mn             17,000,000         98.6      7.25%-8.00%(C)

                                                  Face
                                               Amount of                      Rate Paid--
Property            Location                      FMB          Occupancy      Stated Rate*
- - -------------------------------------------------------------------------------------------
Suntree             Ft. Myers, Fl             $  7,500,000         95.8%     6.00%-8.00%(C)
River Run           Miami, Fl                    7,200,000         98.1      8.00%-8.00%
Players Club        Ft. Myers, Fl                2,500,000         94.7      6.00%-8.00%(D)
                                              ------------
                                              $162,125,000
                                              ------------
                                              ------------
*The rate paid represents the cash paid during 1994 while the stated rate represents the interest rate of the FMB.
- - -------------------------------------------------------------------------------------------
(A) As discussed below, the stated rate on the restructured bond increases in annual increments from 7.0% to 8.25% over the remaining term of the FMB.
(B) The pay rate is the current cash flow of the property. See Note C to the financial statements.
(C) See pages 11 and 12 for discussion of pay rates.
(D) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $7,200,000 of the Players Club Bond issue. See page 11 for discussion of the pay rate.
(E) Contingent interest received during 1994. See discussion on page 12.

Bay Club, Mt. Pleasant, South Carolina

   In 1990, the terms of the Bay Club FMB ($6,400,000 face value) were modified when the equity interest in the property and the related obligation of the FMB were sold from an affiliate of the Related General Partner to an independent owner. As part of this transaction, the minimum pay rate increases in annual increments from 6.0% in 1990 to 8.25% in 1997. The difference between the minimum interest rate and the original stated rate is deferred and is payable out of available future cash flow. During the three months ended March 31, 1994, the Partnership received interest at a rate of 7.13%. The scheduled minimum pay rate was 6.75% through February 28, 1994 and increased to 7.0% on March 1, 1994. The difference between the actual rate paid and the stated rate (8.25%) is payable from available future cash flow or ultimately sales or refinancing proceeds.

The Lakes, Kansas City, Missouri

   In 1988, the original owner of the underlying property and obligor of the FMB was replaced by an affiliate of the Related General Partner who has not made an equity investment. As discussed below, all past due property taxes have been paid and the property is currently making debt service payments at a rate of approximately 3.96% per annum which represents cash flow of the property after operating expenses and escrowing for taxes (4.3% was paid for the three months ended March 31, 1993). Although this property is not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare default on this FMB. In 1989, additional funds in the amount of $310,700 were loaned to the property by the Partnership to complete construction. This loan is still outstanding and is in the form of a demand note with interest accruing at 9.0% per annum. The loan plus interest is fully reserved as uncollectible. The Partnership made an additional loan to the property for approximately $128,000 in 1992 for payment of 1991 delinquent property taxes. This loan, expensed for financial reporting purposes in 1992, is self-amortizing over two years with interest at 8.5% per annum payable monthly. Payments on this loan are current and are included in income from assets held for sale.

   On January 27, 1994, Lakes Projects Investors Inc., an affiliate of the Related General Partner who replaced the original developer, sold for $200,000 an option to purchase the ownership interest in The Lakes, including the property and the assumption of the Partnership's $13,650,000 FMB. The option is exercisable at a price of $520,000 until August 30, 1994, at which time it expires. There is no assurance that the option will be exercised.

   The terms of The Lakes FMB were modified on January 24, 1994. Beginning in April 1994, the base interest rate will be reduced to 4.87% ($665,000 per annum) with 100% of the excess cash flow paid to the Partnership up to a rate of 5.24% ($715,000 per annum). The call date was extended to 2006.

Newport Village, Tacoma, Washington

   Due to soft market conditions, the General Partners entered into a forbearance agreement with Newport Village in 1992. Pursuant to the terms of the agreement, in October 1992, the property began paying debt service at the pay rate of 6.0% which increased to 6.5% in September 1993 and is scheduled to increase in annual increments to the original stated rate of 8.0% as of September 1996. The difference between the pay rate and the original stated rate is deferred and is payable from available future cash flow or ultimately from sales or refinancing proceeds. In addition to the pay rate of 6.5%, the property paid deferred base interest of approximately $20,000 during the three months ended March 31, 1994.

Sunset Downs, Lancaster, California

   Due to soft market conditions, the General Partners entered into a forbearance agreement with the Sunset Downs property in 1992. The property began paying debt service at a pay rate of 7.0% per annum in June 1992 which increased in May 1993 to 7.25% and is scheduled to increase in annual increments to the original stated rate of 8.0% as of May 1996. The difference between the pay rate and the original stated rate is payable from available future cash flow or ultimately from sales or refinancing proceeds.

Pelican Cove, St. Louis, Missouri

   In 1989, the original owner of the underlying property and obligor of the FMB was replaced by an affiliate of the Related General Partner who has not made an equity investment. Debt service payments of approximately 6.39% per annum have been made from the cash flow of the property for the three months ended March 31, 1994 (5.2% was paid for the three months ended March 31, 1993). Although this property is not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare default on this FMB. All previously unpaid property taxes have been paid with proceeds from a loan in the amount of approximately $282,000 made by the Partnership in 1992. This loan, expensed for financial reporting purposes in 1992, is self-amortizing over two years with interest at 8.5% per annum payable monthly. Payments on this loan are current and are included in income from assets held for sale.

Shannon Lake, Atlanta, Georgia

   Pursuant to a forbearance agreement entered into with the property's owner in 1991, debt service payments were restructured calling for a pay rate of 7.0% per annum in 1991 increasing in annual increments to the stated rate of 8.0% over the next two years. Due to continuing soft market conditions, the General Partners amended the agreement in April 1993 to allow the property's owner to pay interest at a pay rate of 6.0% through December 1995. The difference between the pay rate and the original stated rate is deferred and is payable from available future cash flow or ultimately from sales or refinancing proceeds.

   The Partnership made a $138,000 loan in April 1993 to the owner of the property underlying the FMB for the payment of past due property taxes. The loan requires interest only payments at 8.5% per annum, payable monthly, commencing on May 1, 1993, with the principal due on April 30, 1996. Due to the forbearance agreements, an allowance for possible loss was established for this loan during 1993. Interest payments on both the FMB and the tax loan are current.

Bristol Village, Bloomington, Minnesota

   Due to soft market conditions, the General Partners entered into a forbearance agreement with the Bristol Village property in 1992. Pursuant to the terms of the modification, in October 1992, the property began paying debt service at a pay rate of 6.0% per annum which increased in April 1993 to 7.0%. The pay rate is scheduled to increase in annual increments to the original stated rate of 8.0% in January 1997. The difference between the pay rate and the original stated rate is payable from available future cash flow or ultimately from sales or refinancing proceeds.

   The Partnership made a $125,000 loan in April 1993 to the owner of the property underlying the FMB for payment of past due property taxes. This loan is self-amortizing over four years with interest at 8.0% per annum payable monthly. Payments on this loan are current.

Suntree and Players Club, Ft. Myers, Florida

   In 1992, the General Partners entered into forbearance agreements with the Suntree and Players Club properties which called for reduced debt service payments due to a soft market. In January 1993, the properties began paying debt service at the pay rate of 7.25% per annum, an increase from the 1992 rate of

7.0% per annum. Effective January 1, 1994, these forbearance agreements were amended in order to fund certain deferred maintenance items and to allow minimum debt service payments at a pay rate of 6.0% through the end of 1994, at which time the minimum pay rates are scheduled to increase to the original stated rate of 8.0%. The difference between the pay rate and the original stated rate is payable from available future cash flow or ultimately from sales of refinancing proceeds.

Crowne Pointe, Olympia, Washington

   Contingent interest of approximately $13,000 was received from the Crowne Pointe property during the three months ended March 31, 1994.

General

   The remaining properties are current on their debt service payments.

   The determination as to whether it is in the best interest of the Partnership to enter into forebearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosures, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

   The difference between the stated interest rates and the rates paid by the FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $212,000 and $237,000 was not recognized for the quarters ended March 31, 1994 and 1993, respectively.

   From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required bond interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements if necessary.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--Incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--On October 21, 1993, an affiliate of Prudential-Bache Properties, Inc., Prudential Securities Incorporated (``PSI''), settled, without admitting or denying the allegations contained therein, civil and administrative proceedings with the Securities and Exchange Commission, the National Association of Securities Dealers, Inc., and various state regulators. These proceedings concerned, among other things, the sale by PSI of limited partnership interests, including interests of the Registrant during the period 1980 through 1990. The settlement has no impact on the Registrant itself.

        The Office of the United States Attorney for the Southern District of New York is conducting an investigation relating to the sale by PSI of limited partnership interests during the period 1980 through 1990. In connection with this investigation, PSI has received grand jury subpoenas and other requests for information. PSI has been complying with and intends to continue to comply with these requests and the investigation is ongoing. Furthermore, in the ordinary course of PSI's business, it receives inquiries and document requests from various states and regulatory authorities concerning the sales activities of certain of its employees, some of which in the past, and may in the future, relate to the Registrant.

Item 6. Exhibits and Reports on Form 8-K--

        (a) Exhibits:

            4(a)--Partnership Agreement, incorporated by reference to Exhibit A to the Prospectus of Registrant, dated July 7, 1986, filed pursuant to Rule 424(b) under the Securities Act of 1933, File No. 33-5213.

            4(b)--Certificate of Limited Partnership, incorporated by
                  reference to Exhibit 4 to Amendment No.1 to Registration Statement on Form S-11. File No. 33-5213.

        (10ab)--First Supplemental Indenture between The Industrial Development Authority of the City of Kansas City, Missouri and Boatmen's First National Bank of Kansas City dated January 24, 1994 (filed herewith).

       (b) Reports on Form 8-K:
        No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT TAX EXEMPT L.P. II

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Robert J. Alexander                  Date: May 13, 1994
     ----------------------------------------
     Robert J. Alexander
     Vice President and Chief Accounting
     Officer
By: Related Tax Exempt Associates II, Inc.
    A Delaware corporation, General Partner
     By: /s/ Alan P. Hirmes                       Date: May 13, 1994
     ----------------------------------------
     Alan P. Hirmes
     Vice President