Form 10-Q/A
period 1994-03-31
SUMMIT TAX EXEMPT L P II
filed 1994-06-07
CIK 792924

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             FORM 10-Q/A Amendment #1

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

This Exhibit is being filed as amendment #1 to Form 10-Q due to the absence of the Exhibit (10ab) in the original filing.

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

SUMMIT TAX EXEMPT L.P. II

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Robert J. Alexander                  Date: June 7, 1994
     ----------------------------------------
     Robert J. Alexander
     Vice President and Chief Accounting
     Officer
By: Related Tax Exempt Associates II, Inc.
    A Delaware corporation, General Partner
     By: /s/ Alan P. Hirmes                       Date: June 7, 1994
     ----------------------------------------
     Alan P. Hirmes
     Vice President