Form 10-Q
period 1994-06-30
SUMMIT TAX EXEMPT L P II
filed 1994-08-15
CIK 792924

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1994

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

   Indicate by check CK whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _CK_ No __

                         Part I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS
                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                       June 30,       December 31,
                                                                         1994             1993
- - --------------------------------------------------------------------------------------------------
ASSETS
Participating first mortgage bonds, net                              $130,322,891     $130,309,664
Assets held for sale, net                                              29,350,000       29,350,000
Temporary investments                                                   2,112,000        1,855,780
Cash                                                                      115,458          302,826
Cash held in escrow                                                       513,115          508,023
Interest receivable                                                     1,055,578          805,805
Promissory notes receivable, net                                          226,753          269,673
Deferred bond selection fees, net                                       2,266,746        2,359,106
Other assets                                                               47,411           17,747
                                                                     ------------     ------------
Total assets                                                         $166,009,952     $165,778,624
                                                                     ------------     ------------
                                                                     ------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Due to affiliates                                                    $    431,655     $    158,162
Reserve for disputed claim                                                400,000          400,000
Deferred income                                                           131,775          160,514
Accrued expenses                                                           86,311          141,869
                                                                     ------------     ------------
Total liabilities                                                       1,049,741          860,545
                                                                     ------------     ------------
Contingencies
Partners' capital
Limited partners (9,151,620 BUC$ issued and outstanding)              165,054,032      165,012,743
General partners                                                          (93,821)         (94,664)
                                                                     ------------     ------------
Total partners' capital                                               164,960,211      164,918,079
                                                                     ------------     ------------
Total liabilities and partners' capital                              $166,009,952     $165,778,624
                                                                     ------------     ------------
                                                                     ------------     ------------
- - --------------------------------------------------------------------------------------------------
                                See notes to financial statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Six months ended             Three months ended
                                                      June 30,                      June 30,
                                              -------------------------     -------------------------
                                                 1994           1993           1994           1993
- - -----------------------------------------------------------------------------------------------------
REVENUES
Interest income from participating first
  mortgage bonds                              $4,851,189     $4,798,024     $2,441,307     $2,433,357
Income from assets held for sale, net            858,026        818,952        485,552        444,946
Interest income from temporary investments        26,136         20,815         13,880          9,793
Interest income from promissory notes             20,357         30,871          8,433         20,521
                                              ----------     ----------     ----------     ----------
                                               5,755,708      5,668,662      2,949,172      2,908,617
                                              ----------     ----------     ----------     ----------
EXPENSES
Management fees                                  405,312        405,312        202,656        202,656
Loan servicing fees                              200,991        200,991        101,051        101,051
General and administrative                       158,952        214,861         79,450        104,538
Amortization of deferred bond selection
  fees                                            92,360         92,360         46,180         46,180
Provision for disputed claim                          --        400,000             --        400,000
                                              ----------     ----------     ----------     ----------
                                                 857,615      1,313,524        429,337        854,425
                                              ----------     ----------     ----------     ----------
Net income                                    $4,898,093     $4,355,138     $2,519,835     $2,054,192
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME
Limited partners                              $4,800,131     $4,268,035     $2,469,438     $2,013,108
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partners                              $   97,962     $   87,103     $   50,397     $   41,084
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Net income per BUC                            $      .52     $      .47     $      .27     $      .22
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
- - -----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                           LIMITED        GENERAL
                                                           PARTNERS       PARTNERS        TOTAL
- - ---------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1993           $165,012,743     $(94,664)    $164,918,079
Net income                                                  4,800,131      97,962         4,898,093
Distributions                                              (4,758,842)    (97,119 )      (4,855,961)
                                                         ------------     --------     ------------
Partners' capital (deficit)--June 30, 1994               $165,054,032     $(93,821)    $164,960,211
                                                         ------------     --------     ------------
                                                         ------------     --------     ------------
- - ---------------------------------------------------------------------------------------------------
                                 See notes to financial statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Six months ended
                                                                                 June 30,
                                                                         -------------------------
                                                                            1994           1993
- - --------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                                        $4,629,590     $4,692,303
Cash received from assets held for sale, net                                858,026        818,952
Fees and expenses paid                                                     (576,984)      (458,423)
Cash held in escrow                                                              --       (500,000)
                                                                         ----------     ----------
Net cash provided by operating activities                                 4,910,632      4,552,832
                                                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net sale (purchase) of temporary investments                               (256,220)       604,275
Principal payments received from loans made to properties                    14,181             --
Loans made to properties                                                         --       (263,714)
                                                                         ----------     ----------
Net cash provided by (used in) investing activities                        (242,039)       340,561
                                                                         ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid                                                       (4,855,961)    (4,855,961)
                                                                         ----------     ----------
Net increase (decrease) in cash                                            (187,368)        37,432
Cash at beginning of period                                                 302,826        228,469
                                                                         ----------     ----------
Cash at end of period                                                    $  115,458     $  265,901
                                                                         ----------     ----------
                                                                         ----------     ----------
- - --------------------------------------------------------------------------------------------------
SCHEDULE RECONCILING NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net income                                                               $4,898,093     $4,355,138
                                                                         ----------     ----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Amortization of deferred bond selection fees                                 92,360         92,360
Accretion of valuation allowance                                            (13,227)       (13,227)
Changes in:
  Cash held in escrow                                                        (5,092)      (500,000)
  Interest receivable                                                      (249,773)      (144,180)
  Due from affiliates                                                            --         38,624
  Promissory notes receivable, net                                           28,739         30,467
  Other assets                                                              (29,664)       (37,982)
  Due to affiliates                                                         273,493        363,125
  Deferred income                                                           (28,739)       (30,467)
  Accrued expenses                                                          (55,558)       398,974
                                                                         ----------     ----------
Total adjustments                                                            12,539        197,694
                                                                         ----------     ----------
Net cash provided by operating activities                                $4,910,632     $4,552,832
                                                                         ----------     ----------
                                                                         ----------     ----------
- - --------------------------------------------------------------------------------------------------
                                See notes to financial statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1994
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Partnership as of June 30, 1994, the results of its operations for the six and three months ended June 30, 1994 and 1993 and its cash flows for the six months ended June 30, 1994 and 1993. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

   Certain balances from the prior periods have been reclassified to conform with the current year financial statement presentation.

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

   In June and December 1992, the Partnership made additional loans aggregating approximately $410,000 to The Lakes and Pelican Cove for payment of 1991 past due property taxes. The loans were self-amortizing over the period ending May 1994 with interest at 8.5% per annum. Because The Lakes and Pelican Cove properties are assets held for sale paying on a cash flow basis, the loans were recorded in operating results as a reduction of income from assets held for sale. Subsequent principal payments relating to these loans were recorded as income from assets held for sale. The loans were fully amortized during the second quarter of 1994. Interest income recognized on these loans was approximately $2,300 and $12,700 for the six months ended June 30, 1994 and 1993, respectively, and approximately $500 and $6,300 for the three months ended June 30, 1994 and 1993, respectively.

   On May 13, 1993, the Partnership, on behalf of Lakes Project Investors, Inc., an affiliate of the Related General Partner who replaced the original developer, deposited a cash escrow of $500,000 in connection with the filing of an appeal of a mechanic's lien judgment rendered against The Lakes. In July 1994, the appeal was rejected and the judgment affirmed. The Lakes Project Investors, Inc. has petitioned the court to grant a rehearing, or in the alternative, transfer the case to the Missouri Supreme Court. There is no assurance the court will grant such request and the ultimate resolution of a rehearing or transfer is uncertain; however, if The Lakes Project Investors, Inc. is unsuccessful in these attempts, the Partnership may lose a portion or all of the escrow deposited on behalf of The Lakes Project Investors, Inc. The Partnership has established a reserve of $400,000 relating to this judgment for the amount of loss anticipated should a rehearing be unsuccessful.

   On January 27, 1994, Lakes Projects Investors, Inc. sold an option to purchase the ownership interest in The Lakes, subject to the assumption of the obligation under the Partnership's $13,650,000 FMB to an unrelated third party for $200,000. The option is exercisable at a purchase price of $520,000 until August 30,

1994, at which time it expires. Both the option and purchase price proceeds, net of closing costs, will be paid to the Partnership; however, there is no assurance that the option will be exercised or the sale closed.

   In January 1994, the terms of The Lakes FMB were modified. Beginning in April 1994, the payment terms of the FMB are based upon current income generated by the property and include a base interest rate of 4.87% ($665,000 per annum) with 100% of the excess cash flow paid to the Partnership up to a rate of 5.24% ($715,000 per annum) and participation in the net cash flow thereafter. In addition, the call date of the FMB was extended to 2006. Currently, all the net cash flow generated by the property is paid to the Partnership.

   The General Partners and their affiliates perform services for the Partnership which include but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with the services, the amount of which is limited by provisions of the Partnership Agreement. The costs and expenses were:

                                                         Six months ended       Three months ended
                                                             June 30,                June 30,
                                                       --------------------    --------------------
                                                         1994        1993        1994        1993
- - ---------------------------------------------------------------------------------------------------
Prudential-Bache Properties, Inc. (``PBP'') and
  affiliates:
  General and administrative                           $ 49,603    $ 53,400    $ 24,801    $ 26,700
  Management fee                                        202,656     202,656     101,328     101,328
                                                       --------    --------    --------    --------
                                                        252,259     256,056     126,129     128,028
                                                       --------    --------    --------    --------
Related General Partner and affiliates:
  Loan servicing fees                                   200,991     200,991     101,051     101,051
  General and administrative                              8,007      29,974       1,375      14,987
  Management fee                                        202,656     202,656     101,328     101,328
                                                       --------    --------    --------    --------
                                                        411,654     433,621     203,754     217,366
                                                       --------    --------    --------    --------
                                                       $663,913    $689,677    $329,883    $345,394
                                                       --------    --------    --------    --------
                                                       --------    --------    --------    --------

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

   PSI owns 48,825 BUC$ at June 30, 1994.

   The Players Club property (securing a $2,500,000 FMB in this Partnership) also secures an FMB for $7,200,000 owned by Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of this Partnership.

   The original obligors of the Suntree, Players Club and River Run FMBs are affiliates of the Related General Partner.

C. Assets Held for Sale

   Assets held for sale and the related income thereon are as follows:

                                                                                      Net cash received        Net cash received
                                                                                         for the six             for the three
                                                                                        months ended             months ended
                                                                                          June 30,                 June 30,
                           Call       Maturity     Carrying Value   Face Amount   -------------------------   -------------------
                           Date         Date           of FMB         of FMB         1994          1993         1994       1993
- - ---------------------------------------------------------------------------------------------------------------------------------
The Lakes,
  Kansas City, MO        Dec. 2006   Dec. 2006      $ 11,750,000    $13,650,000    $ 248,574     $ 283,902    $159,614   $140,723
Pelican Cove,
  St. Louis, MO          Feb. 1999   Feb. 2007        17,600,000     18,000,000      609,452       535,050     325,938    304,223
                                                   --------------   -----------   -----------   -----------   --------   --------
                                                    $ 29,350,000    $31,650,000    $ 858,026     $ 818,952    $485,552   $444,946
                                                   --------------   -----------   -----------   -----------   --------   --------
                                                   --------------   -----------   -----------   -----------   --------   --------

D. Contingencies

   On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (93 Civ. 654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, Prudential Securities Incorporated and a number of other defendants. On or about November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ. 713), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, Prudential Securities Incorporated and a number of other defendants. On or about January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al. (92 Civ.
52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, Prudential Securities Incorporated and a number of other defendants. Subsequently the Related General Partner exited the litigation by way of settlement. On April 14, 1994, the Judicial Panel on Multidistrict Litigation (the ``Panel'') deferred transfer of the case to the Southern District of New York (discussed more fully below) until after the Illinois court decided a pending motion to dismiss the complaint. On June 3, 1994, that court granted the motion of PBP and Prudential Securities Incorporated and dismissed the first amended complaint without prejudice. On June 30, 1994, plaintiffs filed a second amended complaint. By order dated July 13, 1994, the Panel unconditionally transferred the Levine case for inclusion in the consolidated proceedings in the Southern District of New York.

   By its April 14, 1994 order, the Panel transferred (in addition to Levine as discussed above) the Kinnes case, and by order dated May 4, 1994, the Connelly case, together with a number of other actions, on each occasion not involving the Partnership, to a single judge of the United States District Court for the Southern District of New York and consolidated them under the caption In re Prudential Securities Incorporated Limited Partnership Litigation (MDL Docket No. 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, Prudential Securities Incorporated, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal Racketeer Influenced and Corrupt Organizations Act (``RICO''), fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts, breach of implied covenants and violations of New Jersey statutes in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of: rescission of the purchase of securities, and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested, less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   In July 1991, a putative class action entitled Schaffer v. Summit Tax Exempt L.P. II, et al., No. 12176 Del. Cn. Ct., was filed in Delaware Chancery Court. Plaintiff is an individual investor who has brought suit allegedly on behalf of himself and others similarly situated who purchased Partnership interests. Defendants include, among others, the Partnership, its General Partners, and its Assignor Limited Partner. The complaint alleges breach of contract to list the Partnership on an exchange. Plaintiff seeks an injunction, rescission, compensatory damages and attorneys' fees. Defendants have moved to dismiss the complaint; plaintiff has not yet responded.

   The General Partners and Prudential Securities Incorporated believe they have meritorious defenses to the complaints and intend to vigorously defend against these actions. Pursuant to the terms of the Partnership Agreement, the General Partners may be entitled to indemnification for any loss suffered as a result of these actions including their attorneys' fees; however, no such claims have been made.

   PBP is also named as a defendant, together with other parties, in pending legal proceedings involving other limited partnerships. Although a number of cases have been resolved, others are still pending. PBP intends to defend itself vigorously against such actions.

E. Subsequent Event

   In August 1994, a distribution of approximately $2,379,000 and $49,000 was paid to the limited partners and General Partners, respectively, for the quarter ended June 30, 1994.

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

   At the beginning of the year, the Partnership had cash and temporary investments of approximately $2,159,000. After payment of distributions and after receiving the net cash flow from operations, the Partnership ended the quarter with approximately $2,227,000 in cash and temporary investments. The second quarter distribution of approximately $2,379,000 ($.26 per BUC) was to limited partners paid in August 1994 from cash flow from operations.

   Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.

Results of Operations

   Net income increased by approximately $543,000 and $466,000 for the six and three months ended June 30, 1994 as compared to the corresponding periods in 1993 for the reasons discussed below.

   Interest income from first mortgage bonds increased by approximately $53,000 and $8,000 for the six and three months ended June 30, 1994 as compared to the corresponding periods in 1993. This increase is due primarily to increased rates paid on the Newport Village, Sunset Downs and Bristol Village FMBs and contingent interest received from the Crowne Pointe FMB partially offset by reduced rates paid on the Shannon Lakes, Suntree and Players Club FMBs as a result of the amendments to the forbearance agreements entered into in 1993 and 1994.

   Income received from FMBs that are classified as assets held for sale (see Note C to the financial statements) increased by approximately $39,000 and $41,000 for the six and three months ended June 30, 1994 as compared to the corresponding periods in 1993 primarily due to higher cash flow generated by the properties.

   Interest income from temporary investments increased by approximately $5,000 and $4,000 for the six and three months ended June 30, 1994 as compared to the corresponding periods in 1993 primarily due to higher cash balances.

   Interest income from promissory notes decreased by approximately $11,000 and $12,000 for the six and three months ended June 30, 1994 as compared to the corresponding periods in 1993 primarily due to the timing of payments on the promissory notes.

   General and administrative expenses decreased by approximately $56,000 and $25,000 for the six and three months ended June 30, 1994 as compared to the corresponding periods in 1993 due primarily to lower legal costs related to the Levine litigation discribed in Note D to the financial statements and a general reduction in the costs associated with the administration of the Partnership.

   During 1993, a $400,000 contingent liability was recorded to estimate the amount of probable loss if the request for rehearing of the appeal of the mechanics lien judgment relating to The Lakes is denied or if The Lakes is unsuccessful in such a rehearing (see Note B to the financial statements).

   The following table lists the FMBs that the Partnership owns together with occupancy rates of the underlying properties as of July 22, 1994:

                                                        Face
                                                     Amount of                            Stated
Property                 Location                       FMB            Occupancy       Interest Rate
- - ----------------------------------------------------------------------------------------------------
Bay Club                 Mt. Pleasant, SC           $  6,400,000          100.0%           7.00%(A)
Loveridge                Contra Costa, Ca              8,550,000           91.2            8.00%
The Lakes                Kansas City, Mo              13,650,000           97.2            4.87%(F)

                                                        Face
                                                     Amount of                            Stated
Property                 Location                       FMB            Occupancy       Interest Rate
- - ----------------------------------------------------------------------------------------------------
Crowne Pointe            Olympia, Wa                $  5,075,000           90.0%           8.00%(E)
Orchard Hills            Tacoma, Wa                    5,650,000           94.9            8.00%
Highland Ridge           St. Paul, Mn                 15,000,000           98.2            8.00%
Newport Village          Tacoma, Wa                   13,000,000           95.6            8.00%(C)
Sunset Downs             Lancaster, Ca                15,000,000           93.9            8.00%(C)
Pelican Cove             St. Louis, Mo                18,000,000           97.7            8.00%(B)
Willow Creek             Ames, Ia                      6,100,000          100.0            8.00%
Cedar Pointe             Nashville, Tn                 9,500,000           97.5            8.00%
Shannon Lake             Atlanta, Ga                  12,000,000           95.6            8.00%(C)
Bristol Village          Bloomington, Mn              17,000,000           99.3            8.00%(C)
Suntree                  Ft. Myers, Fl                 7,500,000           94.5            8.00%(C)
River Run                Miami, Fl                     7,200,000          100.0            8.00%
Players Club             Ft. Myers, Fl                 2,500,000           89.6            8.00%(D)
                                                    ------------
                                                    $162,125,000
                                                    ------------
                                                    ------------
- - ----------------------------------------------------------------------------------------------------
(A) As discussed below, the stated rate on the restructured bond increases in annual increments from
    7.0% to 8.25% over the remaining term of the FMB.
(B) The rate paid is the current cash flow of the property. See Note C to the financial statements.
(C) See pages 11 and 12 for discussion of the rates paid.
(D) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $7,200,000 of the Players Club Bond issue. See page 12 for discussion of the rate paid.
(E) Contingent interest received during 1994. See discussion on page 12.
(F) See Note B to the financial statements for discussion of interest rate modification.

Bay Club, Mt. Pleasant, South Carolina

   In 1990, the terms of the Bay Club FMB ($6,400,000 face value) were modified when the equity interest in the property and the related obligation of the FMB were sold by an affiliate of the Related General Partner to an unrelated third party. As part of this transaction, the minimum annual pay rate increases in annual increments from 6.0% in 1990 to 8.25% in 1997. The difference between the minimum interest rate and the original stated rate is payable out of available future cash flow. Actual monthly payments, made based on net monthly cash flow, are adjusted at year-end to the greater of net cash flow up to 8.25% or the minimum annual pay rate. During the six months ended June 30, 1994, the Partnership received interest of 6.32% (7.8% for the six months ended June 30, 1993). The scheduled minimum pay rate was 6.75% through February 28, 1994 and increased to 7.0% on March 1, 1994. The difference between the actual rate paid and the stated rate (8.25%) is payable from available future cash flow or ultimately sales or refinancing proceeds.

The Lakes, Kansas City, Missouri

   In 1988, the original owner of the underlying property and obligor of the FMB was replaced by an affiliate of the Related General Partner who has not made an equity investment. As discussed below, all past due property taxes have been paid and the property is currently making debt service payments at a rate of approximately 4.37% per annum which represents cash flow of the property after operating expenses and escrowing for real estate taxes (4.3% was paid for the six months ended June 30, 1993). Although this property is not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare default on this FMB. In 1989, additional funds in the amount of $310,700 were loaned to the property by the Partnership to complete construction. This loan is still outstanding and is in the form of a demand note with interest accruing at 9.0% per annum. The loan plus interest is fully reserved as uncollectible. The Partnership made an additional loan to the property for approximately $128,000 in 1992 for payment of 1991 delinquent property taxes. This loan, expensed for financial reporting purposes in 1992, was self-amortizing over the two years ending May 1994 with interest at 8.5% per annum, payable monthly. Principal payments were included in income from assets held for sale.

   On January 27, 1994, Lakes Projects Investors, Inc., an affiliate of the Related General Partner who replaced the original developer, sold an option to purchase the ownership interest in The Lakes subject to the assumption of the obligation under the Partnership's $13,650,000 FMB to an unrelated party. The option is exercisable at a purchase price of $520,000 until August 30, 1994, at which time it expires. Both the option and purchase price proceeds, net of closing costs, will be paid to the Partnership; however, there is no assurance that the option will be exercised or the sale closed.

   In January 1994, the terms of The Lakes FMB were modified. Beginning in April 1994, the payment terms of the FMB are based upon current income generated by the property and include a base interest rate of 4.87% ($665,000 per annum) with 100% of the excess cash flow paid to the Partnership up to a rate of 5.24% ($715,000 per annum) and participation in the net cash flow thereafter. The call date of the FMB was extended to 2006. Currently, all net cash flow generated by the property is paid to the Partnership.

Newport Village, Tacoma, Washington

   Due to soft market conditions, the General Partners entered into a forbearance agreement with the owner of the Newport Village property in 1992. Pursuant to the terms of the agreement, in October 1992, the property began paying debt service at 6.0% which increased to 6.5% in September 1993 and is scheduled to increase in annual increments to the original stated rate of 8.0% as of September 1996. The difference between the rate paid and the original stated rate is deferred and is payable from available future cash flow or ultimately from sales or refinancing proceeds. In addition to paying interest at the scheduled annual rate of 6.5%, the property generated income sufficient to pay deferred base interest of approximately $40,000 and $20,000 during the six and three months ended June 30, 1994, respectively.

Sunset Downs, Lancaster, California

   Due to soft market conditions, the General Partners entered into a forbearance agreement with the owner of the Sunset Downs property in 1992. The property began paying debt service at 7.0% per annum in June 1992 which increased to 7.25% in June 1993 and 7.5% in June 1994. The minimum pay rate is scheduled to further increase in annual increments to the original stated rate of 8.0% as of June 1996. The difference between the rate paid and the original stated rate is payable from available future cash flow or ultimately from sales or refinancing proceeds.

Pelican Cove, St. Louis, Missouri

   In 1989, the original owner of the underlying property and obligor of the FMB was replaced by an affiliate of the Related General Partner who has not made an equity investment. Debt service payments of approximately 6.77% per annum have been made based on the net cash flow of the property for the six months ended June 30, 1994 (5.2% was paid for the six months ended June 30, 1993). Although this property is not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare default on this FMB. All previously unpaid property taxes were paid with proceeds from a loan in the amount of approximately $282,000 made by the Partnership in 1992. This loan, expensed for financial reporting purposes in 1992, was self-amortizing over the two years ending May 1994 with interest at 8.5% per annum payable monthly. Principal payments on this loan were included in income from assets held for sale.

Shannon Lake, Atlanta, Georgia

   Pursuant to a forbearance agreement entered into with the property's owner in 1991, debt service payments were reduced to 7.0% per annum in 1991 and were scheduled to increase in annual increments to the stated rate of 8.0% over the next two years. Due to continuing soft market conditions, the General Partners modified the forbearance agreement in April 1993 to allow the property's owner to pay interest at 6.0% through December 1995. The difference between the rate paid and the original stated rate is deferred and is payable from available future cash flow or ultimately from sales or refinancing proceeds.

   The Partnership made a $138,000 loan in April 1993 to the owner of the property underlying the FMB for the payment of past due property taxes. The loan requires interest only payments at 8.5% per annum, payable monthly, commencing on May 1, 1993, with the principal due on April 30, 1996. Due to the forbearance agreement, an allowance for possible loss was established for this loan during 1993. Interest payments on both the FMB and the tax loan are current.

Bristol Village, Bloomington, Minnesota

   Due to soft market conditions, the General Partners entered into a forbearance agreement with the owner of the Bristol Village property in 1992. Pursuant to the terms of the modification, in October 1992, the property began paying debt service at 6.0% per annum which increased to 7.0% in April 1993 and 7.25% in April 1994. The rate is scheduled to further increase in annual increments to the original stated rate of 8.0% in January 1997. The difference between the rate paid and the original stated rate is payable from available future cash flow or ultimately from sales or refinancing proceeds. In addition to the minimum pay rate of 7.25%, the property generated income sufficient to pay deferred base interest of approximately $20,000 during the three months ended June 30, 1994.

   The Partnership made a $125,000 loan in April 1993 to the owner of the property underlying the FMB for payment of past due property taxes. This loan is self-amortizing over four years with interest at 8.0% per annum, payable monthly. Payments on this loan are current.

Suntree and Players Club, Ft. Myers, Florida

   In 1992, the General Partners entered into forbearance agreements with the owners of the Suntree and Players Club properties which called for reduced debt service payments due to a soft market. In January 1993, the properties began paying debt service at 7.25% per annum, an increase from the 1992 rate of 7.0% per annum. Due to continuing soft market conditions and certain deferred maintenance items, effective January 1, 1994, these forbearance agreements were modified to allow minimum debt service payments at 6.0% per annum through the end of 1994, at which time the minimum required pay rates are scheduled to increase to the original stated rate of 8.0%. The difference between the rate paid and the original stated rate is payable from available future cash flow or ultimately from sales of refinancing proceeds.

River Run, Miami, Florida

   The developer of the River Run property has expressed an interest to prepay its FMB obligation. There is no assurance that the prepayment will take place. The property is paying at its stated interest rate of 8%.

Crowne Pointe, Olympia, Washington

   Contingent interest of approximately $13,000 was received from the Crowne Pointe property during the first quarter of 1994.

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

   The difference between the stated interest rates and the rates paid by the FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $391,000 and $421,000 was not recognized for the six months ended June 30, 1994 and 1993, respectively.

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

        The Office of the United States Attorney for the Southern District of New York is conducting an investigation relating to the sale by PSI of limited partnership interests during the period 1980 through 1990. In connection with this investigation, PSI has received grand jury subpoenas and other requests for information. PSI has been complying with and intends to continue to comply with these requests and the investigation is ongoing. Furthermore, in the ordinary course of PSI's business, it receives inquiries and document requests from various states and regulatory authorities concerning the sales activities of certain of its employees, some of which may have in the past or may in the future relate to the Registrant.

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

SUMMIT TAX EXEMPT L.P. II

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Robert J. Alexander                  Date: August 12, 1994
     ----------------------------------------
     Robert J. Alexander
     Vice President and Chief Accounting
     Officer
By: Related Tax Exempt Associates II, Inc.
    A Delaware corporation, General Partner
     By: /s/ Alan P. Hirmes                       Date: August 12, 1994
     ----------------------------------------
     Alan P. Hirmes
     Vice President