Form 10-Q
period 1994-09-30
SUMMIT TAX EXEMPT L P II
filed 1994-11-14
CIK 792924

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1994

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-15726

                           SUMMIT TAX EXEMPT L.P. II
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                      13-3370413
- - --------------------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer Identification
incorporation or organization)                No.)


625 Madison Ave., New York, N.Y.                10022
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
                                  (Unaudited)

                                                                      September
                                                                         30,          December 31,
                                                                         1994             1993
- - --------------------------------------------------------------------------------------------------
ASSETS
Participating first mortgage bonds, net                              $142,079,505     $130,309,664
Assets held for sale, net                                              17,600,000       29,350,000
Temporary investments                                                   2,931,988        1,855,780
Cash                                                                      136,265          302,826
Cash held in escrow                                                       516,896          508,023
Interest receivable                                                       918,448          805,805
Promissory notes receivable, net                                          195,320          269,673
Deferred bond selection fees, net                                       2,220,566        2,359,106
Other assets                                                               31,606           17,747
                                                                     ------------     ------------
Total assets                                                         $166,630,594     $165,778,624
                                                                     ------------     ------------
                                                                     ------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Due to affiliate                                                     $    386,488     $    158,162
Reserve for disputed claim                                                516,896          400,000
Deferred income                                                           591,355          160,514
Accrued expenses                                                           82,736          141,869
                                                                     ------------     ------------
Total liabilities                                                       1,577,475          860,545
                                                                     ------------     ------------
Contingencies
Partners' capital
Limited partners (9,151,620 BUC$ issued and outstanding)              165,145,082      165,012,743
General partners                                                          (91,963)         (94,664)
                                                                     ------------     ------------
Total partners' capital                                               165,053,119      164,918,079
                                                                     ------------     ------------
Total liabilities and partners' capital                              $166,630,594     $165,778,624
                                                                     ------------     ------------
                                                                     ------------     ------------
- - --------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine months ended            Three months ended
                                                    September 30,                 September 30,
                                              -------------------------     -------------------------
                                                 1994           1993           1994           1993
- - -----------------------------------------------------------------------------------------------------
REVENUES
Interest income from participating first
  mortgage bonds                              $7,449,172     $7,283,414     $2,597,983     $2,485,390
Income from assets held for sale, net          1,301,572      1,191,886        443,546        372,934
Interest income from promissory notes             30,461         46,778         10,104         15,907
Interest income from temporary investments        43,085         32,131         16,949         11,316
                                              ----------     ----------     ----------     ----------
                                               8,824,290      8,554,209      3,068,582      2,885,547
                                              ----------     ----------     ----------     ----------
EXPENSES
Management fees                                  607,968        607,968        202,656        202,656
Loan servicing fees                              303,152        303,152        102,162        102,162
General and administrative                       238,751        315,173         79,799        100,311
Amortization of deferred bond selection
  fees                                           138,540        138,540         46,180         46,180
Provision for disputed claim                     116,896        400,000        116,896             --
                                              ----------     ----------     ----------     ----------
                                               1,405,307      1,764,833        547,693        451,309
                                              ----------     ----------     ----------     ----------
Net income                                    $7,418,983     $6,789,376     $2,520,889     $2,434,238
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME
Limited partners                              $7,270,603     $6,653,588     $2,470,471     $2,385,553
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partners                              $  148,380     $  135,788     $   50,418     $   48,685
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Net income per BUC                            $      .79     $      .73     $      .27     $      .26
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
- - -----------------------------------------------------------------------------------------------------

                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                           LIMITED        GENERAL
                                                           PARTNERS       PARTNERS        TOTAL
- - ---------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1993           $165,012,743     $(94,664)    $164,918,079
Net income                                                  7,270,603     148,380         7,418,983
Distributions                                              (7,138,264)    (145,679)      (7,283,943)
                                                         ------------     --------     ------------
Partners' capital (deficit)--September 30, 1994          $165,145,082     $(91,963)    $165,053,119
                                                         ------------     --------     ------------
                                                         ------------     --------     ------------
- - ---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Nine months ended
                                                                               September 30,
                                                                         --------------------------
                                                                            1994           1993
- - ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received                                                        $7,386,921     $ 7,554,815
Cash received from assets held for sale, net                              1,301,572       1,191,886
Fees and expenses paid                                                     (994,536)       (899,465)
Cash held in escrow                                                          (8,873)       (501,825)
                                                                         ----------     -----------
Net cash provided by operating activities                                 7,685,084       7,345,411
                                                                         ----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net sale (purchase) of temporary investments                             (1,076,208)         89,013
Principal payments received from loans made to properties                    21,481           8,965
Loans made to properties                                                         --        (263,000)
Income deferred upon assumption of FMB by new debtor                        487,025              --
                                                                         ----------     -----------
Net cash used in investing activities                                      (567,702)       (165,022)
                                                                         ----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid                                                       (7,283,943)     (7,283,943)
                                                                         ----------     -----------
Net decrease in cash                                                       (166,561)       (103,554)
Cash at beginning of period                                                 302,826         228,469
                                                                         ----------     -----------
Cash at end of period                                                    $  136,265     $   124,915
                                                                         ----------     -----------
                                                                         ----------     -----------
- - ---------------------------------------------------------------------------------------------------
SCHEDULE RECONCILING NET INCOME TO NET CASH PROVIDED BY
OPERATING ACTIVITIES
Net income                                                               $7,418,983     $ 6,789,376
                                                                         ----------     -----------
Adjustments to reconcile net income to net cash provided by
  operating activities:
Provision for disputed claim                                                116,896              --
Amortization of deferred bond selection fees                                138,540         138,540
Accretion of valuation allowance                                            (19,841)        (19,841)
Accretion of deferred income                                                 (3,312)             --
Changes in:
  Cash held in escrow                                                        (8,873)       (501,825)
  Interest receivable                                                      (112,643)        159,598
  Due from affiliate                                                             --          38,624
  Promissory notes receivable, net                                           52,872          46,455
  Other assets                                                              (13,859)        (20,220)
  Due to affiliate                                                          228,326         294,581
  Deferred income                                                           (52,872)          6,281
  Accrued expenses                                                          (59,133)        413,842
                                                                         ----------     -----------
Total adjustments                                                           266,101         556,035
                                                                         ----------     -----------
Net cash provided by operating activities                                $7,685,084     $ 7,345,411
                                                                         ----------     -----------
                                                                         ----------     -----------
- - ---------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF INVESTING ACTIVITIES
The Partnership transferred $11,750,000 from assets held for sale to participating first mortgage bonds (``FMBs'') during the three month period ended September 30, 1994. See Note C for further information.
- - ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1994
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt L.P. II (the ``Partnership'') as of September 30, 1994, the results of its operations for the nine and three months ended September 30, 1994 and 1993 and its cash flows for the nine months ended September 30, 1994 and 1993. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

                                                       Nine months ended        Three months ended
                                                         September 30,            September 30,
                                                     ----------------------    --------------------
                                                       1994         1993         1994        1993
- - ---------------------------------------------------------------------------------------------------
Prudential-Bache Properties, Inc. (``PBP'') and
  affiliates:
  General and administrative                         $ 74,404    $   78,256    $ 24,801    $ 24,856
  Management fee                                      303,984       303,984     101,328     101,328
                                                     --------    ----------    --------    --------
                                                      378,388       382,240     126,129     126,184
                                                     --------    ----------    --------    --------
Related Tax Exempt Associates II, Inc. (the
  ``Related General Partner'') and affiliates:
  Loan servicing fees                                 303,152       303,152     102,162     102,162
  General and administrative                           10,787        43,318       2,780      13,344
  Management fee                                      303,984       303,984     101,328     101,328
                                                     --------    ----------    --------    --------
                                                      617,923       650,454     206,270     216,834
                                                     --------    ----------    --------    --------
                                                     $996,311    $1,032,694    $332,399    $343,018
                                                     --------    ----------    --------    --------
                                                     --------    ----------    --------    --------

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

   PSI owns 48,825 BUC$ at September 30, 1994.

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

   The original obligors of the Suntree, Players Club and River Run FMBs are affiliates of the Related General Partner.

C. Assets Held for Sale

   Assets held for sale and the related income thereon are as follows:

                                                                                      Net cash received        Net cash received
                                                                                        for the nine             for the three
                                                                                        months ended             months ended
                                                                                        September 30,            September 30,
                           Call       Maturity     Carrying Value   Face Amount   -------------------------   -------------------
                           Date         Date           of FMB         of FMB         1994          1993         1994       1993
- - ---------------------------------------------------------------------------------------------------------------------------------
The Lakes,
  Kansas City, MO*       Dec. 2006   Dec. 2006      $         --    $13,650,000   $  354,620    $  426,466    $106,046   $142,564
Pelican Cove,
  St. Louis, MO          Feb. 1999   Feb. 2007        17,600,000     18,000,000      946,952       765,420     337,500    230,370
                                                   --------------   -----------   -----------   -----------   --------   --------
                                                    $ 17,600,000    $31,650,000   $1,301,572    $1,191,886    $443,546   $372,934
                                                   --------------   -----------   -----------   -----------   --------   --------
                                                   --------------   -----------   -----------   -----------   --------   --------

* Reinstated as an FMB as of August 31, 1994. As such, the net cash received for the nine and three months ended September 30, 1994 reflects cash flow through August 31, 1994. Subsequent cash flow is recorded as interest income from participating first mortgage bonds.

   The original owner of the underlying property and obligor of the Pelican Cove FMB was replaced an affiliate of Related Tax Exempt Associates II, Inc., a general partner of the Partnership, who has not made an equity investment. This entity has assumed the day-to-day responsibilities and obligations of the underlying property. Buyers are being sought who would make an equity investment in the underlying property and assume the nonrecourse obligations for the FMB. Although this property is not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare a default on such FMB.

   In June and December 1992, the Partnership made additional loans aggregating approximately $410,000 to The Lakes and Pelican Cove for payment of 1991 past due property taxes. The loans were self-amortizing over the period ending May 1994 with interest at 8.5% per annum. The loans were recorded in operating results as a reduction of income from assets held for sale in 1992 because the properties were paying on a cash flow basis. Subsequent principal payments relating to these loans were recorded as income from assets held for sale. The loans were fully amortized during the second quarter of 1994. Interest income recognized on these loans was approximately $2,300 and $17,200 for the nine months ended September 30, 1994 and 1993, respectively.

   On May 13, 1993, the Partnership on behalf of Lakes Project Investors, Inc. (``LPI''), an affiliate of the Related General Partner who replaced the original developer, deposited a cash escrow of $500,000 in connection with the filing of an appeal of a mechanic's lien judgement rendered against The Lakes. In July 1994, the appeal was rejected and the judgement affirmed. LPI petitioned the court to grant a rehearing or, in the alternative, a transfer of the case to the Missouri Supreme Court. A rehearing was granted on August 31, 1994. The Partnership has established a reserve of $516,896 relating to this judgement for the amount of loss anticipated should the rehearing be unsuccessful.

   On January 27, 1994, LPI sold an option to purchase the ownership interest in The Lakes, subject to the assumption of the obligation under the Partnership's $13,650,000 FMB, to an unrelated third party for $200,000. Pursuant to the terms of the option and assumption of the FMB, the option was exercised on August 31, 1994. The payment terms of the FMB include a base interest rate of 4.87% ($665,000 per annum) with 100% of the excess cash flow paid to the Partnership up to a rate of 5.24% ($715,000 per annum) and participation in the net cash flow thereafter. In addition, the call date of the FMB was extended to 2006.

   As a result of the cash equity investment, The Lakes (which had previously been classified in the financial statements as an asset held for sale) was reinstated as an FMB. The net cash proceeds of approximately $487,000 (net of an escrow for certain repairs and closing costs), paid to the Partnership to reduce previously accrued and unpaid interest, was recorded as deferred income and is being accreted as interest income over the remaining life of The Lakes FMB. The balance of the deferred income relating to The Lakes FMB was approximately $484,000 at September 30, 1994. All other accrued and unpaid interest as well as a $310,700 property tax loan, all of which previously had been reserved, was forgiven.

D. Contingencies

   On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (93 Civ. 654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, Prudential Securities Incorporated and a number of other defendants. On or about November 16, 1993, a putative class action captioned Connelly et al.v. Prudential-Bache Securities Inc. et al. (93 Civ. 713), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, Prudential Securities Incorporated and a number of other defendants. On or about January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al. (92 Civ.
52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, Prudential Securities Incorporated and a number of other defendants. Subsequently the Related General Partner exited the litigation by way of settlement. On April 14, 1994, the Judicial Panel on Multidistrict Litigation (the ``Panel'') deferred transfer of the case to the Southern District of New York (discussed more fully below) until after the Illinois court decided a pending motion to dismiss the complaint. On June 3, 1994, that court granted the motion of PBP and Prudential Securities Incorporated and dismissed the first amended complaint without prejudice. On June 30, 1994, plaintiffs filed a second amended complaint. By order dated July 13, 1994, the Panel unconditionally transferred the Levine case for inclusion in the consolidated proceedings in the Southern District of New York described below.

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

   The General Partners and Prudential Securities Incorporated believe they have meritorious defenses to the complaints and intend to vigorously defend against these actions. Pursuant to the terms of the Partnership Agreement, the General Partners may be entitled to indemnification for any loss suffered as a result of these actions including their attorneys' fees.

   PBP is also named as a defendant, together with other parties, in pending legal proceedings involving other limited partnerships. Although a number of cases have been resolved, others are still pending. PBP intends to defend itself vigorously against such actions.

E. Subsequent Event

   In November 1994, a distribution of approximately $2,379,000 and $49,000 was paid to the limited partners and General Partners, respectively, for the quarter ended September 30, 1994.

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Summit Tax Exempt L.P. II (``The Partnership'') has invested in sixteen tax-exempt participating first mortgage bonds (``FMBs'') issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on the properties.

   At the beginning of the year, the Partnership had cash and temporary investments of approximately $2,159,000. On August 31, 1994, the equity interest in The Lakes and the related obligation of the FMB were sold by an affiliate of Related Tax Exempt Associates II, Inc. ( the ``Related General Partner'') to an unrelated third party resulting in a cash receipt of approximately $487,000 to the Partnership during the third quarter of 1994 for previously accrued and unpaid interest. After payment of distributions and receipt of the net cash flow from operations, the Partnership ended the quarter with approximately $3,068,000 in cash and temporary investments. The third quarter distribution of approximately $2,379,000 ($.26 per BUC) was paid to limited partners in November 1994 from cash flow from operations.

   Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.

Results of Operations

   Net income increased by approximately $630,000 and $87,000 for the nine and three months ended September 30, 1994 as compared to the corresponding periods in 1993 for the reasons discussed below.

   Interest income from participating FMBs increased by approximately $166,000 and $113,000 for the nine and three months ended September 30, 1994 as compared to the corresponding periods in 1993. These increases are due primarily to increased interest paid on the Newport Village, Sunset Downs, Bay Club and Bristol Village FMBs, interest received from The Lakes property being classified as interest income from FMBs as of August 31, 1994 and contingent interest received from the Crowne Pointe FMB. These increases are partially offset by reduced rates paid on the Shannon Lakes, Suntree and Players Club FMBs as a result of the amendments to the forbearance agreements entered into in 1993 and 1994.

   Income received from FMBs that are classified as assets held for sale (see Note C to the financial statements) increased by approximately $110,000 and $71,000 for the nine and three months ended September 30, 1994 as compared to the corresponding periods in 1993 due to higher cash flow generated by the Pelican Cove property.

   Interest income from temporary investments increased by approximately $11,000 and $6,000 for the nine and three months ended September 30, 1994 as compared to the corresponding periods in 1993 due to higher interest rates and invested balances.

   Interest income from promissory notes decreased by approximately $16,000 and $6,000 for the nine and three months ended September 30, 1994 as compared to the corresponding periods in 1993 primarily due to the repayment of the Pelican Cove and The Lakes property tax loans.

   General and administrative expenses decreased by approximately $76,000 and $21,000 for the nine and three months ended September 30, 1994 as compared to the corresponding periods in 1993 due primarily to lower legal costs related to the Levine litigation described in Note D to the financial statements and a general reduction in the costs associated with the administration of the Partnership.

   A contingent liability was established, through provisions recorded in 1993 and 1994, for the amount of probable loss if The Lakes is unsuccessful in the of rehearing of its appeal of the mechanics lien judgement previously rendered against it. (see Note C to the financial statements).

   The following table lists the Partnership's FMBs together with occupancy rates of the underlying properties as of October 30, 1994:

                                                    Face
                                                 Amount of                              Stated
Property               Location                     FMB            Occupancy       Interest Rate (A)
- - ----------------------------------------------------------------------------------------------------
Bay Club               Mt. Pleasant, SC         $  6,400,000           99.4%             7.00%(C)
Loveridge              Contra Costa, Ca            8,550,000           85.0              8.00%
The Lakes              Kansas City, Mo            13,650,000           97.7              4.87%(F)
Crowne Pointe          Olympia, Wa                 5,075,000           99.4              8.00%(E)
Orchard Hills          Tacoma, Wa                  5,650,000           91.4              8.00%
Highland Ridge         St. Paul, Mn               15,000,000           97.3              8.00%
Newport Village        Tacoma, Wa                 13,000,000           98.5              8.00%(A)
Sunset Downs           Lancaster, Ca              15,000,000           94.3              8.00%(A)
Pelican Cove           St. Louis, Mo              18,000,000           98.5              8.00%(B)
Willow Creek           Ames, Ia                    6,100,000          100.0              8.00%
Cedar Pointe           Nashville, Tn               9,500,000           99.5              8.00%
Shannon Lake           Atlanta, Ga                12,000,000           98.0              8.00%(A)
Bristol Village        Bloomington, Mn            17,000,000           98.9              8.00%(A)
Suntree                Ft. Myers, Fl               7,500,000           92.8              8.00%(A)
River Run              Miami, Fl                   7,200,000           98.9              8.00%
Players Club           Ft. Myers, Fl               2,500,000           90.5              8.00%(D)
                                                ------------
                                                $162,125,000
                                                ------------
                                                ------------
- - ----------------------------------------------------------------------------------------------------
(A) See pages 11 and 12 for discussion of the rates paid.
(B) The rate paid is the current cash flow of the property. See Note C to the financial statements.
(C) As discussed below, the stated rate on the restructured bond increases in annual increments from
    7.0% to 8.25% over the remaining term of the FMB.
(D) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $7,200,000 of the Players Club Bond issue. See page 12 for discussion of the rate paid.
(E) Contingent interest received during 1994. See discussion on page 12.
(F) See Note C to the financial statements for discussion of interest rate modification.

Bay Club, Mt. Pleasant, South Carolina

   In 1990, the terms of the Bay Club FMB ($6,400,000 face value) were modified when the equity interest in the property and the related obligation of the FMB were sold by an affiliate of the Related General Partner to an unrelated third party. As part of this transaction, the minimum annual pay rate increases in annual increments from 6.0% in 1990 to 8.25% in 1997. The difference between the minimum interest rate and the original stated rate is payable out of available future cash flow. Actual monthly payments, made based on net monthly cash flow, are adjusted at year-end to the greater of net cash flow up to 8.25% or the minimum annual pay rate. During the nine months ended September 30, 1994, the Partnership was paid interest at the annual rate of 6.87% (7.8% for the nine months ended September 30, 1993). The scheduled minimum pay rate was 6.75% through February 28, 1994 and increased to 7.0% on March 1, 1994. The difference between the actual rate paid and the original stated rate (8.25%) is payable from available future cash flow or ultimately sales or refinancing proceeds.

The Lakes, Kansas City, Missouri

   On August 31, 1994, the equity interest in The Lakes and the related obligation of the FMB were sold by an affiliate of the Related General Partner to an unrelated third party. The FMB had been modified in January 1994. See Note C to the financial statements for further information. Since March 1994, The FMB has been making debt service payments at a rate of approximately 4.87% per annum.

   Contingent interest of approximately $26,000 was received from The Lakes during the third quarter of 1994 pursuant to the terms of the modified FMB.

Newport Village, Tacoma, Washington

   Due to soft market conditions, the General Partners entered into a forbearance agreement with the owner of the Newport Village property in 1992. Pursuant to the terms of the agreement, in October 1992 the property began paying debt service at 6.0% which increased to 6.5% in September 1993 and is scheduled to increase in annual increments to the original stated rate of 8.0% as of September 1996. The difference between the rate paid and the original stated rate is deferred and is payable from available future cash flow or ultimately from sales or refinancing proceeds. In addition to paying interest at the scheduled annual rate of 6.5%, the property generated income sufficient to pay deferred base interest of approximately $55,000 and $15,000 during the nine and three months ended September 30, 1994, respectively.

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

Pelican Cove, St. Louis, Missouri

   In 1989, the original owner of the underlying property and obligor of the FMB was replaced by an affiliate of the Related General Partner who has not made an equity investment. Debt service payments of approximately 7.5% per annum have been made based on the net cash flow of the property for the nine months ended September 30, 1994 (5.7% was paid for the nine months ended September 30, 1993). Although this property is not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare default on this FMB.

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

Bristol Village, Bloomington, Minnesota

   Due to soft market conditions, the General Partners entered into a forbearance agreement with the owner of the Bristol Village property in 1992. Pursuant to the terms of the modification, in October 1992 the property began paying debt service at 6.0% per annum which increased to 7.0% in April 1993 and 7.25% in April 1994. The rate is scheduled to further increase in annual increments to the original stated rate of 8.0% in January 1997. The difference between the rate paid and the original stated rate is payable from available future cash flow or ultimately from sales or refinancing proceeds. In addition to the minimum pay rate of 7.25%, the property generated income sufficient to pay deferred base interest of approximately $45,000 and $26,000 during the nine and three months ended September 30, 1994, respectively.

   The Partnership made a $125,000 loan in April 1993 to the owner of the property underlying the FMB for payment of past due property taxes. This loan is self-amortizing over four years with interest at 8.0% per annum, payable monthly. Payments on this loan are current.

Suntree and Players Club, Ft. Myers, Florida

   In 1992, the General Partners entered into forbearance agreements with the owners of the Suntree and Players Club properties which called for reduced debt service payments due to a soft market. In January 1993, the properties began paying debt service at 7.25% per annum, an increase from the 1992 rate of 7.0% per annum. Due to continuing soft market conditions and certain deferred maintenance items, effective January 1, 1994, these forbearance agreements were modified to allow minimum debt service payments at 6.0% per annum through the end of 1994, at which time the minimum required pay rates are scheduled to increase to the original stated rate of 8.0%. The Suntree property has been paying debt services at a rate of 7.0% per annum since July 1994. The difference between the rate paid and the original stated rate is payable from available future cash flow or ultimately from sales or refinancing proceeds.

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

   The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements relating to the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosures, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

   The difference between the stated interest rates and the rates paid by the FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $510,000 and $622,000 was not recognized for the nine months ended September 30, 1994 and 1993, respectively.

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

        On October 27, 1994, PSI entered into cooperation and deferred prosecution agreements (the ``Agreements'') with the Office of the United States Attorney for the Southern District of New York (the ``U.S. Attorney''). The Agreements resolved a grand jury investigation that had been conducted by the U.S. Attorney into PSI's sale during the 1980's of the Prudential-Bache Energy Income Fund oil and gas limited partnerships (the ``Income Funds''). In connection with the Agreements, the U.S. Attorney filed a complaint charging PSI with a criminal violation of the securities laws. In its request for a deferred prosecution, PSI acknowledged to having made certain misstatements in connection with the sale of the Income Funds. Pursuant to the Agreements, the U.S. Attorney will defer any prosecution of the charge in the complaint for a period of three years, provided that PSI complies with certain conditions during the three year period. These include conditions that PSI not violate any criminal laws; that PSI contribute an additional $330 million to a pre-existing settlement fund; that PSI cooperate with the government in any future inquiries; and that PSI comply with various compliance-related provisions. If, at the end of the three-year period, PSI has complied with the terms of the Agreements, the U.S. Attorney will be barred from prosecuting PSI on the charges set forth in the complaint. If, on the other hand, during the course of the three-year period, PSI violates the terms of the Agreements, the U.S. Attorney can elect to pursue such charges.

Item 6. Exhibits and Reports on Form 8-K--

        (a) Exhibits:

            4(a)--Partnership Agreement, incorporated by reference to Exhibit A to the Prospectus of Registrant, dated July 7, 1986, filed pursuant to Rule 424(b) under the Securities Act of 1933, File No. 33-5213

                  4(b)--Certificate of Limited Partnership, incorporated by
                        reference to Exhibit 4 to Amendment No.1 to Registration Statement on Form S-11. File No. 33-5213

        10(ab)--Option Agreement between The Lakes Project Investors, Inc.,
                Seller, and ZIPCO, Inc., Purchaser, dated January 27, 1994 (filed herewith)

        10(ac)--Assignment and Assumption Agreements between The Lakes
                Apartments, Inc., Seller, and ZIPCO, Inc., Purchaser, dated August 31, 1994 (filed herewith)

        10(ad)--Sale-Purchase Agreement between The Lakes Project Investors,
                Inc., Seller, and ZIPCO, Inc., Purchaser, dated August 31, 1994 (filed herewith)

          27--Financial Data Schedule (filed herewith)

       (b) Reports on Form 8-K:
        No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT TAX EXEMPT L.P. II

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Robert J. Alexander                  Date: November 11, 1994
     ----------------------------------------
     Robert J. Alexander
     Vice President and Chief Accounting
     Officer
By: Related Tax Exempt Associates II, Inc.
    A Delaware corporation, General Partner
     By: /s/ Alan P. Hirmes                       Date: November 11, 1994
     ----------------------------------------
     Alan P. Hirmes
     Vice President