Form 10-K
SUMMIT TAX EXEMPT L P II
filed 1995-03-31
CIK 792924

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended December 31, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-15726

                           SUMMIT TAX EXEMPT L.P. II
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                                 13-3370413
--------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                          Identification No.)

625 Madison Avenue, New York, N.Y.                      10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

                                               None
--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                                   Beneficial Unit Certificates
--------------------------------------------------------------------------------
                                         (Title of class)
[/TABLE]

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes CK No__

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of this Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [CK]

                      DOCUMENTS INCORPORATED BY REFERENCE

   Registrant's Annual Report to BUC$holders for the year ended December 31, 1994 is incorporated by reference to Parts I, II and IV of this Annual Report on Form 10-K

   Agreement of Limited Partnership, dated July 2, 1986, included as part of the Registration Statement filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 is incorporated by reference into Part IV of this Annual Report on Form 10-K

                          Index to exhibits can be found on pages 11 through 14.

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                               TABLE OF CONTENTS

PART I                                                                   PAGE
Item  1        Business..........................................             3
Item  2        Properties........................................             6
Item  3        Legal Proceedings.................................             6
Item  4        Submission of Matters to a Vote of BUC$holders....             6
PART II
Item  5        Market for the Registrant's BUC$ and Related
                 BUC$holder Matters..............................             6
Item  6        Selected Financial Data...........................             7
Item  7        Management's Discussion and Analysis of Financial
                 Condition and Results of
                 Operations......................................             7
Item  8        Financial Statements and Supplementary Data.......             7
Item  9        Changes in and Disagreements with Accountants on
                 Accounting and Financial
                 Disclosure......................................             7
PART III
Item 10        Directors and Executive Officers of the
                 Registrant......................................             7
Item 11        Executive Compensation............................             9
Item 12        Security Ownership of Certain Beneficial Owners
                 and Management..................................             9
Item 13        Certain Relationships and Related Transactions....            10
PART IV
Item 14        Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K
               Financial Statements and Financial Statement
                 Schedules.......................................            11
               Exhibits..........................................            11
               Reports on Form 8-K...............................            14
SIGNATURES.......................................................            17

                                     PART I

Item 1. Business

General

   Summit Tax Exempt L.P. II, a Delaware limited partnership (the ``Registrant''), was formed on April 11, 1986 and will terminate on December 31, 2020 unless terminated sooner under the provisions of the Agreement of Limited Partnership (the ``Partnership Agreement''). The Registrant was formed to invest in tax-exempt participating first mortgage revenue bonds (``First Mortgage Bonds'' or ``FMBs'') issued by various state or local governments or their agencies or authorities. These investments were made with proceeds from the initial sale of 9,151,620 Beneficial Unit Certificates (``BUC$''). The FMBs are secured by participating first mortgage loans (``Mortgage Loans'') on multi-family residential apartment properties (``Properties'') developed by unaffiliated developers. The Properties are garden apartment projects diversified nationwide. The Registrant's fiscal year for book and tax purposes ends on December 31.

   The Registrant is engaged solely in the business of investing in FMBs; therefore, presentation of industry segment information is not applicable.

General Partners

   The general partners of the Registrant are Prudential-Bache Properties, Inc. (``PBP'') and Related Tax Exempt Associates II, Inc. (the ``Related General Partner'') (collectively, the ``General Partners''). Related BUC$ Associates II, Inc. (the ``Assignor Limited Partner''), which acquired and holds limited partnership interests on behalf of those persons who purchase BUC$, has assigned to those persons substantially all of its rights and interest in and under such limited partnership interests. The Related General Partner and the Assignor Limited Partner are under common ownership.

Competition

   The General Partners and/or their affiliates have formed, and may continue to form, various entities to engage in businesses which may be competitive with the Registrant.

   The Registrant's business is affected by competition to the extent that the underlying Properties from which it derives interest and, ultimately, principal payments may be subject to competition relating to rental rates and amenities from comparable neighboring properties.

Structure of First Mortgage Bonds

   The principal and interest payments on each FMB are payable only from the cash flows, including proceeds in the event of a sale, from the Properties underlying the FMBs. None of these FMBs constitutes a general obligation of any state or local government, agency or authority. The FMBs are secured by the Mortgage Loans on the underlying Properties and the structure of each Mortgage Loan mirrors the structure of the corresponding FMB.

   Unless otherwise modified, the principal of the FMBs will not be amortized during their respective terms (which are generally up to 24 years) and will be required to be repaid in lump sum ``balloon'' payments at the expiration of the respective terms or at such earlier times as the Registrant may require pursuant to the terms of the bond documents. The Registrant has a right to require redemption of the FMBs approximately twelve years after their issuance. The Registrant anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold to maturity.

   In addition to the stated base rates of interest ranging from 4.87% to 8.25% per annum, each of the FMBs provides for ``contingent interest'' which is equal to: (a) an amount equal to 50% to 100% of net property cash flow and 75% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annually compounded interest at a rate ranging from 9.0% to 9.25% on a cumulative basis and thereafter (b) an amount equal to 25% to 50% of the remaining net property cash flow and 25% to 50% of the remaining net sale or refinancing proceeds until the borrower has paid a cumulative interest at a simple annual rate of 16% over the terms of the FMBs. Both the stated and contingent interest are exempt from federal income taxation.

   In order to protect the tax-exempt status of the FMBs, the owners of Properties are required to enter into certain agreements to own, manage and operate such Properties in accordance with requirements of the Internal Revenue Code.

Bond Modifications/Forbearance Agreements

   The following table lists the FMBs that the Registrant owns together with the occupancy and current rental rates of the underlying properties:

                                                                     Average      Minimum     Occupancy
                                       Face       Final   Stated     Interest     Pay Rate     February                      No.
                        Closing       Amount      Completion Interest Rate Paid*  December       12,          Rental      of Rental
Property                  Date       of Bond      Date    Rate*      in 1994        1994         1995         Rates         Units
------------------------------------------------------------------------------------------------------------------------------------
Bay Club, Mt.           9/11/86    $  6,400,000   12/87  8.25%           6.92%       7.00%(A)      98.7%    $480-630         160
 Pleasant, SC
Loveridge, Contra       11/13/86      8,550,000   3/87   8.00            8.00         8.00         93.9      570-800         148
 Costa, Ca
The Lakes, Kansas       12/30/86     13,650,000   1/89   4.87            5.00         4.87         99.0      350-540         400
 City, Mo
Crowne Pointe,          12/31/86      5,075,000   6/87   8.00            8.00         8.00         89.9      475-775         160
 Olympia, Wa
Orchard Hills,          12/31/86      5,650,000   9/87   8.00            8.00         8.00         90.9      445-720         176
 Tacoma, Wa
Highland Ridge, St.      2/2/87      15,000,000   1/89   8.00            8.00         8.00         96.4      645-1,120       228
 Paul, Mn
Newport Village,        2/11/87      13,000,000   2/87   8.00            7.27         7.00         91.4      435-595         402
 Tacoma, Wa
Sunset Downs,           2/11/87      15,000,000   7/87   8.00            7.40         7.50         89.4      450-650         264
 Lancaster, Ca
Pelican Cove, St        2/27/87      18,000,000   11/89  8.00            7.14         7.50(C)      99.2      440-620         402
 Louis, Mo
Willow Creek, Ames,     2/27/87       6,100,000   8/88   8.00            8.00         8.00        100.0      475-750         138
 Ia
Cedar Pointe,           4/22/87       9,500,000   9/89   8.00            8.00         8.00         95.2      475-810         210
 Nashville, Tn
Shannon Lake,           6/26/87      12,000,000   8/88   8.00            6.00         6.00         98.6      430-650         294
 Atlanta, Ga
Bristol Village,        7/31/87      17,000,000   9/89   8.00            7.80         7.25         98.2      610-1,029       290
 Bloomington, Mn
Suntree, Ft. Myers,     7/31/87       7,500,000   12/85  8.00            7.00         7.00         95.8      435-600         240
 Fl
River Run, Miami, Fl     8/7/87       7,200,000   7/87   8.00            8.00         8.00         96.9      609-844         164
Players Club, Ft.       8/14/87       2,500,000   12/85  8.00            6.19         6.00         91.2      425-595         288
 Myers, Fl (B)
                                   ------------
                                   $162,125,000
                                   ------------
                                   ------------
* The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB.
 (A) The minimum pay rate on the FMB will increase from 7.0% to 8.25%.
 (B) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the
     Registrant, acquired the other $7,200,000 of the Player's Club Bond issue.
 (C) The minimum pay rate is the current cash flow of the property.

--------------------------------------------------------------------------------

   Provisions for loss on impairment of assets of $500,000 and $1,000,000 were recorded during the years ended December 31, 1994 and 1993, respectively, to record the estimated impairment of FMBs based upon an analysis of estimated cash flows from the individual properties securing the FMBs.

   The FMB for the Bay Club property was modified during 1990 when the equity interest in the property and the related obligation of the FMB were sold by an affiliate of the Related General Partner to an unrelated third party. The modification provides for a new minimum pay rate of interest beginning at 6.0% per annum for the first year (1990) increasing in annual stages to 7.5% per annum in the seventh year (1996). The FMB provides for a fluctuation in the minimum interest rate in any one year to defray certain rehabilitation costs. Beginning in year eight (1997), the minimum rate of interest due and payable will be the stated rate of 8.25%. The difference between the minimum interest rate and the original stated rate is payable out of available future cash flow. In addition, the contingent interest feature was changed. Under the revised terms, after the Registrant receives the maximum rate of interest (8.25%), the borrower will receive all excess cash flow until it receives a 10% simple cumulative annual return on its initial investment. The Registrant will then receive all accrued and unpaid contingent interest (0.75% per annum) and then 25% of all remaining cash flow, if any, in excess of the amount necessary to increase the borrower's return to 12% per annum calculated on a cumulative, compounded basis.

   A forbearance agreement with the owner of the Shannon Lake property made in 1991 was further modified in April 1993 to allow the borrower to pay interest at 6.0% through December 1995. In 1992, forbearance agreements were finalized with the owners of the Newport Village, Bristol Village, Sunset Downs, Suntree and Players Club properties. In October 1992, the Newport Village and Bristol Village properties began paying debt service at 6.0% and are scheduled to increase in annual increments to the original stated rate of 8.0% in September 1996 and January 1997, respectively. In June 1992, the Sunset Downs property began paying debt service at 7.0% and is scheduled to increase in annual increments to the original stated rate of 8.0% in June 1996. During 1992, the Suntree and Players Club properties began paying debt service at 7.0% which increased to 7.25% in January 1993. In 1994, the Suntree and Players

Club forbearance agreements were modified to allow minimum debt service payments to be made at 6.0% through the end of 1994. Effective January 1, 1995, the Suntree and Players Club forbearance agreements were further modified to allow minimum debt service payments to be made at 7.5% and 7.0%, respectively, through the end of 1995. The difference between the rate paid and the original stated rate for these FMBs is deferred and is payable out of available future cash flow or ultimately from sales or refinancing proceeds.

   Effective January 24, 1994, The Lakes FMB was modified to allow debt service payments be made at 4.87% per annum with 100% of the excess property cash flow paid to the Registrant up to a rate of 5.24% and participation in the net cash flow thereafter. On August 31, 1994, the equity interest in The Lakes and the related obligation of the modified FMB were sold by an affiliate of the Related General Partner to an unrelated third party. The payment terms will continue to require a base interest rate of 4.87%. The net cash proceeds from the sale of approximately $487,000 paid to the Registrant as accrued and unpaid interest was deferred and will be accreted as interest income over the remaining life of the FMB. All other accrued and unpaid interest as well as an outstanding second mortgage loan were forgiven.

   The original owner of the underlying property and obligor of the Pelican Cove FMB has been replaced with an affiliate of the Related General Partner who has not made an equity investment. This entity has assumed the day-to-day responsibilities and obligations of the underlying property. Buyers are being sought who would make an equity investment in the underlying property and assume the nonrecourse obligations for the FMB. Although this property is not producing sufficient cash flow to fully service the debt, the Registrant has no present intention to declare a default on the FMB. [This FMB is classified as an asset held for sale in the financial statements in the Registrant's Annual Report which is filed as an Exhibit hereto.]

   The determination as to whether it is in the best interest of the Registrant to enter into forbearance agreements on the FMBs, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.

      No single FMB provided interest income which exceeded 15% of the Registrant's total revenue for any of the years ended December 31, 1994, 1993 or 1992.

Employees

   The Registrant has no employees. Management and administrative services for the Registrant are performed by the General Partners and their affiliates pursuant to the Partnership Agreement. See Notes B and F to the financial statements in the Registrant's Annual Report, which is filed as an exhibit hereto.

Other Information

   On October 27, 1994, an affiliate of PBP, Prudential Securities Incorporated (``PSI''), entered into cooperation and deferred prosecution agreements (the ``Agreements'') with the Office of the United States Attorney for the Southern District of New York (the ``U.S. Attorney''). The Agreements resolved a grand jury investigation that had been conducted by the U.S. Attorney into PSI's sale during the 1980's of the Prudential-Bache Energy Income Fund oil and gas limited partnerships (the ``Income Funds''). In connection with the Agreements, the U.S. Attorney filed a complaint charging PSI with a criminal violation of the securities laws. In its request for a deferred prosecution, PSI acknowledged to having made certain misstatements in connection with the sale of the Income Funds. Pursuant to the Agreements, the U.S. Attorney will defer any prosecution of the charge in the complaint for a period of three years, provided that PSI complies with certain conditions during the three-year period. These include conditions that PSI not violate any criminal laws; that PSI contribute an additional $330 million to a pre-existing settlement fund; that PSI cooperate with the government in any future inquiries; and that PSI comply with various compliance-related provisions. If, at the end of the three-year period, PSI has complied with the terms of the Agreements, the U.S. Attorney will be barred from prosecuting PSI on the charges set forth in the complaint. If, on the other hand, during the course of the three-year period, PSI violates the terms of the Agreements, the U.S. Attorney can elect to pursue such charges.

Item 2. Properties

   The Registrant does not own or lease any property.

Item 3. Legal Proceedings

   This information is incorporated by reference to Note G to the financial statements of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 4. Submission of Matters to a Vote of BUC$holders

   None

                                    PART II

Item 5. Market for the Registrant's BUC$ and Related BUC$holder Matters

   As of March 1, 1995, there were 9,286 holders of record owning 9,151,620 BUC$. A significant secondary market for the BUC$ has not developed and it is not expected that one will develop in the future. There are also certain restrictions set forth in Sections 12 and 13 of the Partnership Agreement limiting the ability of a BUC$holder to transfer BUC$. Consequently, BUC$holders may not be able to liquidate their investments in the event of an emergency or for any other reason.

   Cash distributions per BUC were paid during the following calendar quarters. Distributions were funded by adjusted cash flow from operations and, in 1993, previously undistributed cash from operations.

Quarter Ended        1994          1993
-------------        -----         -----
March 31             $.26          $.26
June 30              $.26          $.26
September 30         $.26          $.26
December 31          $.26          $.26

   There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. No portion of the distributions paid to BUC$holders in 1994 represents a return of capital on a generally accepted accounting principles (GAAP) basis; however, approximately $1,398,000 of the $9,518,000 paid to BUC$holders in 1993 represent a return of capital on a GAAP basis (the return of capital on a GAAP basis is calculated as BUC$holder distributions less net income allocated to BUC$holders). The Registrant currently expects that cash distributions will continue to be paid in the foreseeable future from cash generated by operations. For discussion of other factors that may affect the amount of future distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13 through 15 of the Registrant's Annual Report which is filed as an exhibit hereto.

Item 6. Selected Financial Data

   The following table presents selected financial data of the Registrant. This data should be read in conjunction with the financial statements of the Registrant and the notes thereto on pages 2 through 12 of the Registrant's Annual Report which is filed as an exhibit hereto.

                                                       Year ended December 31,
                               ------------------------------------------------------------------------
                                   1994           1993           1992           1991           1990
                               ------------   ------------   ------------   ------------   ------------
Interest income from partici-
  pating first mortgage bonds  $ 10,126,040   $ 10,030,502   $ 10,190,048   $ 10,399,532   $ 11,792,354
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Income from assets held
  for sale, net                $  1,639,072   $  1,513,420   $    942,071   $  1,142,000   $         --
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Loss on debt restructure       $         --   $         --   $         --   $         --   $    264,547
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Provision for loss on impair-
  ment of assets               $    500,000   $  1,000,000   $         --   $         --   $         --
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Net income                     $  9,623,049   $  8,285,673   $  9,214,047   $  9,876,279   $  9,627,440
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Net income per BUC             $       1.03   $        .89   $        .99   $       1.06   $       1.03
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Total assets                   $165,917,943   $165,778,624   $166,738,439   $167,337,238   $167,549,016
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Distributions to BUC$holders   $  9,517,685   $  9,517,685   $  9,536,926   $  9,563,489   $  9,875,536
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------
Distributions per BUC          $     1.0400   $     1.0400   $     1.0421   $     1.0450   $     1.0791
                               ------------   ------------   ------------   ------------   ------------
                               ------------   ------------   ------------   ------------   ------------

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

   This information is incorporated by reference to pages 13 through 15 of the Registrant's Annual Report, which is filed as an exhibit hereto.

Item 8. Financial Statements and Supplementary Data

   The financial statements are incorporated by reference to pages 2 through 12 of the Registrant's Annual Report, which is filed as an exhibit hereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

   There are no directors or executive officers of the Registrant. The Registrant is managed by the General Partners.

   The Registrant, the General Partners and their directors and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and BUC$holders who own greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis. In making these disclosures, the Registrant has relied solely on written representations of the General Partners' directors and executive officers and BUC$holders who own greater than ten percent of the Registrant's BUC$ or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc.

   The directors and executive officers of PBP and their positions with regard to managing the Registrant are as follows:

       Name                                    Position
James M. Kelso                     President, Chief Executive Officer,
                                     Chairman of the Board of Directors and
                                     Director
Barbara J. Brooks                  Vice President-Finance and Chief Financial
                                     Officer
Robert J. Alexander                Vice President and Chief Accounting Officer
Chester A. Piskorowski             Vice President
Frank W. Giordano                  Director
Nathalie P. Maio                   Director

   JAMES M. KELSO, age 40, is the President, Chief Executive Officer, Chairman of the Board of Directors and a Director of PBP. He is a Senior Vice President of PSI. Mr. Kelso also serves in various capacities for other affiliated companies. Mr. Kelso joined PSI in July 1981.

   BARBARA J. BROOKS, age 46, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

   ROBERT J. ALEXANDER, age 33, is a Vice President of PBP. He is a First Vice President of PSI. Mr. Alexander also serves in various capacities for other affiliated companies. Prior to joining PSI in July 1992, he was with Price Waterhouse for nine years. Mr. Alexander is a certified public accountant.

   CHESTER A. PISKOROWSKI, age 51, is a Vice President of PBP and is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions with PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

   FRANK W. GIORDANO, age 52, is a Director of PBP. He is a Senior Vice President of PSI and General Counsel of Prudential Mutual Fund Management Inc., an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

   NATHALIE P. MAIO, age 44, is a Director of PBP. She is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work for PSI. She joined PSI's Law Department in 1983; presently, she also serves in various capacities for other affiliated companies.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

Related Tax Exempt Associates II, Inc.

   The directors and executive officers of RFI are as follows:

Name                               Position
J. Michael Fried                   President and Director
Stuart J. Boesky                   Vice President
Alan P. Hirmes                     Vice President
Lawrence J. Lipton                 Treasurer
Stephen M. Ross                    Director
Lynn A. McMahon                    Secretary

   J. MICHAEL FRIED, 50, is President and a Director of the Related General Partner. Mr. Fried is President, a Director and a principal shareholder of Related Capital Company (``Capital''), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of

Proskauer, Rose, Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in psychology; and from Michigan State University with a Bachelor of Arts degree in history.

   STUART J. BOESKY, 39, is Vice President of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Law degree in taxation from Boston University School of Law.

   ALAN P. HIRMES, 40, is a Vice President of the Related General Partner. Mr. Hirmes has been a certified public accountant in New York since 1978. Mr. Hirmes is a Vice President of Capital. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

   LAWRENCE J. LIPTON, 38, is a Controller of the Related General Partner. Mr. Lipton has been a certified public accountant in New York since 1989. Prior to joining Capital. Mr. Lipton was employed by Deloitte & Touche from 1987-1991. Mr. Lipton graduated from Rutgers College with a Bachelor of Arts degree and from Baruch College with a Master of Business Administration degree.

   STEPHEN M. ROSS, 54, is a Director of the Related General Partner. Mr. Ross is President of The Related Companies, L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State University School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, The Related Companies, Inc. has developed multi-family properties totalling in excess of 25,000 units, all of which it manages.

   LYNN A. McMAHON, 39, is Secretary of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

   There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers serve indefinite terms.

Item 11. Executive Compensation

   The Registrant does not pay or accrue any fees, salaries or any other form of compensation to directors and officers of the General Partners for their services. Certain officers and directors of the General Partners receive compensation from affiliates of the General Partners, not from the Registrant, for services performed for various affiliated entities, which may include services performed for the Registrant; however, the General Partners believe that any compensation attributable to services performed for the Registrant is immaterial. See Item 13 Certain Relationships and Related Transactions for information regarding compensation to the General Partners.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   As of March 1, 1995, the directors and officers of the Related General Partner directly own 99.97% of the voting securities of the Related General Partner; however, no director or officer of either General Partner owns directly or beneficially any interest in the voting securities of PBP.

   As of March 1, 1995, directors and officers of the Related General Partner own directly or beneficially BUC$ issued by the Registrant as follows:

                     Name of
 Title of         Directors and         Amount and Nature of       Percent of
  Class              Officers           Beneficial Ownership          Class
----------     --------------------     --------------------     ---------------
   BUC$        J. Michael Fried              6,625 BUC$**               *
   BUC$        Stuart J. Boesky              6,625 BUC$**               *
                                        --------------------
                                            13,250 BUC$
                                        --------------------
                                        --------------------

 * Less than 1% of the outstanding BUC$.

** All BUC$ are owned directly by BF Security Partners (a New York general partnership) of which Messrs. Fried and Boesky are each 50% partners.

  As of March 1, 1995, no director or officer of PBP owns directly or beneficially any BUC$ issued by the Registrant.

  As of March 1, 1995, no BUC$holder beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.

Item 13. Certain Relationships and Related Transactions

   The Registrant has, and will continue to have, certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partners.

   Reference is made to Notes B and F to the financial statements in the Registrant's Annual Report which is filed as an exhibit hereto, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                    PART IV

                                                                       Page in
                                                                        Annual
                                                                        Report
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

       (a)             1.   Financial Statements and Independent
                            Auditors' Report-Incorporated by
                            reference to the Registrant's Annual
                            Report, which is filed as an exhibit
                            hereto

                            Independent Auditors' Report                  2

                            Financial Statements:

                            Statements of Financial
                            Condition--December 31, 1994 and 1993         3

                            Statements of Operations--Three years
                            ended December 31, 1994                       4

                            Statements of Changes in Partners'
                            Capital--Three years ended December
                            31, 1994                                      4

                            Statements of Cash Flows--Three years
                            ended December 31, 1994                       5

                            Notes to Financial Statements                 6

                       2.   Financial Statement Schedule and
                            Independent Auditors' Report on
                            Schedule

                            Independent Auditors' Report on
                            Schedule

                            Schedule:

                            II - Valuation and Qualifying
                            Accounts and Reserves-Three years
                            ended December 31, 1994
                            All other schedules have been omitted
                            because they are not applicable or
                            the required information is included
                            in the financial statements and the
                            notes thereto.

                       3.   Exhibits

                            Description:

3(a) and 4(a)               Partnership Agreement, incorporated
                            by reference to Exhibit A to the Pro-
                            spectus of Registrant, dated July 2,
                            1986, filed pursuant to Rule 424(b)
                            under the Securities Act of 1933,
                            File No. 33-5213

3(b) and 4(b)               Certificate of Limited Partnership
                            (incorporated by reference to Exhibit
                            4 to Amendment No.1 to Registration
                            Statement on Form S-11, File No.
                            33-5213)

10(a) First Mortgage Bond, dated September 11, 1986, with respect to the Bay Club project, in the principal amount of $6,400,000 (incorporated by refer-ence to exhibit 10(a) in Registrant's Current Report on Form 8-K dated September 11, 1986)

10(b) First Mortgage Bond, dated November 13, 1986, with respect to the Love-ridge project, in the principal amount of $8,550,000 (incorporated by reference to exhibit 10(d) in
                            Registrant's Form 8 Amendment No.1 to
                            Current Report on Form 8-K, dated
                            February 10, 1987)

10(c) First Mortgage Bond, dated December 30, 1986 with respect to The Lakes project, in the principal amount of $13,650,000 (incorporated by reference to exhibit 10(a) in
                            Registrant's Current Report on Form
                            8-K dated December 30, 1986)

10(d) First Mortgage Bond, dated December 31, 1986, with respect to the Crowne Pointe project, in the principal amount of $5,075,000 (incorporated by reference to exhibit 10(b) in
                            Registrant's Current Report on Form
                            8-K dated December 31, 1986)

10(e) First Mortgage Bond, dated December 31, 1986, with respect to the Orchard Hills project, in the principal amount of $5,650,000 (incorporated by reference to exhibit 10(c) in
                            Registrant's Current Report on Form
                            8-K dated December 31, 1986)

10(f) First Mortgage Bond, dated February 2, 1987, with respect to the Highland Ridge project, in the principal amount of $15,000,000 (incorporated by reference to exhibit 10(a) in Registrant's Current Report on Form 8-K dated February 2, 1987)

10(g) First Mortgage Bond, dated February 11, 1987, with respect to the Newport Village project, in the principal amount of $13,000,000 (incorporated by reference to exhibit 10(a) in Registrant's Current Report on Form 8-K dated February 11, 1987)

10(h) First Mortgage Bond, dated February 11, 1987,with respect to the Sunset Downs project, in the principal amount of $15,000,000 (incorporated by reference to exhibit 10(b) in Registrant's Current Report on Form 8-K dated February 11, 1987)

10(i) First Mortgage Bond, dated February 27, 1987, with respect to the Pelican Cove project, in the principal amount of $18,000,000 (incorporated by reference to exhibit 10(a) in
                            Registrant's Current Report on Form
                            8-K dated February 27, 1987)

10(j) First Mortgage Bond, dated February 27, 1987, with respect to the Willow Creek project, in the principal amount of $6,100,000 (incorporated by reference to exhibit 10(c) in
                            Registrant's Current Report on Form
                            8-K dated February 27, 1987)

10(k) First Mortgage Bond, dated April 22, 1987, with respect to the Cedar Pointe project, in the principal amount of $9,500,000 (incorporated by reference to exhibit 10(a) in
                            Registrant's Current Report on Form
                            8-K dated April 22, 1987)

10(l) First Mortgage Bond, dated June 26, 1987, with respect to the Shannon Lake project, in the principal amount of $12,000,000 (incorporated by reference to exhibit 10(a) in
                            Registrant's Current Report on Form
                            8-K dated June 26, 1987)

10(m) First Mortgage Bond, dated July 31, 1987, with respect to the Bristol Village project, in the principal amount of $17,000,000 (incorporated by reference to exhibit 10(a) in Registrant's Current Report on Form 8-K dated July 31, 1987)

10(n) First Mortgage Bond, dated July 31, 1987, with respect to the Suntree project, in the principal amount of $7,500,000 (incorporated by reference to exhibit 10(b) in Registrant's Current Report on Form 8-K dated July 31, 1987)

10(o) First Mortgage Bond, dated August 7, 1987, with respect to the River Run project, in the principal amount of $6,700,000 (incorporated by reference to exhibit 10(b) in Registrant's Current Report on Form 8-K dated August 7, 1987)

10(p) First Mortgage Bond, dated August 14,1987, with respect to the Players Club project, in the principal amount of $2,500,000 (incorporated by refer-ence to exhibit 10(a) in Registrant's Current Report on Form 8-K dated August 14, 1987)

10(q) Settlement Agreement for the Shannon Lake First Mortgage Bond dated December 3, 1990 (incorporated by reference to Exhibit 10(q) in Regis-trant's 1991 Annual Report on Form
                            10K)

10(r) Settlement Agreement for the Newport Village First Mortgage Bond dated October 9, 1992 (incorporated by reference to Exhibit 10(r) in
                            Registrant's 1992 Annual Report on
                            Form 10K)

10(s) Settlement Agreement for the Sunset Downs First Mortgage Bond dated July 10, 1992 (incorporated by reference to Exhibit 10(s) in Registrant's 1992 Annual Report on Form 10K)

10(t) Settlement Agreement for the Suntree First Mortgage Bond dated February 1, 1992 (incorporated by reference to
                            Exhibit 10(t) in Registrant's 1992
                            Annual Report on Form 10K)

10(w) Settlement Agreement for the Players Club First Mortgage Bond dated February 1, 1992 (incorporated by reference to Exhibit 10(w) in
                            Registrant's 1992 Annual Report on
                            Form 10K)

10(x) Settlement Agreement for the Bristol Village First Mortgage Bond dated March 2, 1993 (incorporated by reference to Exhibit 10(x) in
                            Registrant's 1992 Annual Report on
                            Form 10K)

10(y) Amended Settlement Agreement for the Shannon Lake First Mortgage Bond dated June 1, 1993 (incorporated by reference to Exhibit 10(y) in
                            Registrant's 1993 Annual Report on
                            Form 10K)

10(z) Amended Settlement Agreement for the Player's Club First Mortgage Bond dated December 1, 1993 (incorporated by reference to Exhibit 10(z) in Registrant's 1993 Annual Report on Form 10K)

(10aa) Amended Settlement Agreement for the Suntree First Mortgage Bond dated December 1, 1993 (incorporated by reference to Exhibit 10(aa) in Regis-trant's 1993 Annual Report on Form
                            10K)

(10ab) First Supplemental Indenture between The Industrial Development Authority of the City of Kansas City, Missouri and Boatmen's First National Bank of Kansas City dated January 24, 1994 (incorporated by reference to Exhibit 10(ab) in the Registrant's Quarterly Report on Form 10Q dated March 31,
                            1994)

(10ac) Option Agreement between The Lakes Project Investors, Inc., Seller, and ZIPCO, Inc., Purchaser, dated January 27, 1994 (incorporated by reference to Exhibit 10(ac) in the Registrant's Quarterly Report on Form 10Q dated September 30, 1994)

(10ad) Assignment and Assumption Agreements between The Lakes Apartments, Inc., Seller, and ZIPCO, Inc., Purchaser, dated August 31, 1994 (incorporated by reference to Exhibit 10(ad) in the Registrant's Quarterly Report on Form 10Q dated September 30, 1994)

(10ae) Sale-Purchase Agreement between The Lakes Project Investors, Inc., Sell-er, and ZIPCO, Inc., Purchaser, dated August 31, 1994 (incorporated by reference to Exhibit 10(ae) in the Registrant's Quarterly Report on Form 10Q dated September 30, 1994)

(10af)                      Amended Settlement Agreement for the
                            Player's Club First Mortgage Bond
                            dated December 1, 1994 (filed
                            herewith)

(10ag)                      Amended Settlement Agreement for the
                            Suntree First Mortgage Bond dated
                            December 1, 1994 (filed herewith)

13 Registrant's 1994 Annual Report (with the exception of the information and data incorporated by reference in Items 3, 7 and 8 of this Annual Report on Form 10-K, no other information or data appearing in the Registrant's 1994 Annual Report is to be deemed filed as part of this report)

27                          Financial Data Schedule (filed
                            herewith)

(b)                         Reports on Form 8-K
                            No reports on Form 8-K were filed
                            during the last quarter of the period
                            covered by this report.

(LOGO)

                Two World Financial Center            Telephone: (212) 436-2000
                New York, New York 10281-1414         Facsimile: (212) 436-5000


INDEPENDENT AUDITORS' REPORT

To the Partners of Summit Tax Exempt L.P. II
New York, New York

We have audited the financial statements of Summit Tax Exempt
L.P. II (a Delaware Limited Partnership) as of December 31, 1994 and 1993, and for each of the three years in the period ended December 31, 1994, and have issued our report thereon dated March 14, 1995; such financial statements and report are included in your 1994 Annual Report to Limited Partners and are incorporated herein by reference. Our audits also included the financial statement schedule of Summit Tax Exempt L.P. II, listed in
Item 14(a)2. This financial statement schedule is the responsibility of the General Partners. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
---------------------------
March 14, 1995

(LOGO)

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Valuation allowance for first mortgage bonds

                                                                         Additions
                                     Additions        Deductions        (Deductions)
                                   -------------     ------------       ------------
                   Balance at         Amounts          Amounts            Amounts          Balance at
 Year ended         beginning        reserved         recovered         reclassified         end of
December 31,         of year        during year      during year        during year           year
------------------------------------------------------------------------------------------------------
    1994           $        --      $   500,000        $     --          $1,000,000(A)     $ 1,500,000
    1993                    --               --              --                  --                 --
    1992                    --               --              --                  --                 --

Valuation allowance for assets held for sale

                                                                         Additions
                                     Additions        Deductions        (Deductions)
                                   -------------     ------------       ------------
                   Balance at         Amounts          Amounts            Amounts          Balance at
 Year ended         beginning        reserved         recovered         reclassified         end of
December 31,         of year        during year      during year        during year           year
------------------------------------------------------------------------------------------------------
    1994           $ 1,400,000      $        --        $     --         $ (1,000,000)(A)   $   400,000
    1993               400,000        1,000,000              --                   --         1,400,000
    1992               400,000               --              --                   --           400,000

Valuation allowance for uncollectible receivables

                                                                         Additions
                                     Additions        Deductions        (Deductions)
                                   -------------     ------------       ------------
                   Balance at         Amounts          Amounts            Amounts          Balance at
 Year ended         beginning        reserved         recovered         reclassified         end of
December 31,         of year        during year      during year        during year           year
------------------------------------------------------------------------------------------------------
    1994           $   183,918      $        --       $        --        $       --        $   183,918
    1993               183,918               --                --                --            183,918
    1992                    --          183,918                --                --            183,918

Valuation allowance for promissory notes

                                                                         Additions
                                     Additions        Deductions        (Deductions)
                                   -------------     ------------       ------------
                   Balance at         Amounts          Amounts            Amounts          Balance at
 Year ended         beginning        reserved         recovered         reclassified         end of
December 31,         of year        during year      during year        during year           year
------------------------------------------------------------------------------------------------------
    1994           $   138,000      $        --       $        --        $       --        $   138,000
    1993                    --          138,000                --                --            138,000
    1992                    --               --                --                --                 --

(A) Related asset was reclassified from an asset held for sale to a first mortgage bond.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Summit Tax Exempt L.P. II

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner

By: /s/ Robert J. Alexander                            Date: March 31, 1995
     ---------------------------------------------
     Robert J. Alexander
     Vice President and Chief Accounting Officer

By: Related Tax Exempt Associates II, Inc.
    A Delaware corporation, General Partner

By: /s/ Alan P. Hirmes                                 Date: March 31, 1995
     ---------------------------------------------
     Alan P. Hirmes
     Vice President

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ James M. Kelso                            Date: March 31, 1995
     ---------------------------------------------
     James M. Kelso
     President, Chief Executive Officer and
     Chairman of the Board of Directors

     By: /s/ Barbara J. Brooks                         Date: March 31, 1995
     ---------------------------------------------
     Barbara J. Brooks
     Vice President Finance and Chief Financial
     Officer

     By: /s/ Robert J. Alexander                       Date: March 31, 1995
     ---------------------------------------------
     Robert J. Alexander
     Vice President

     By: /s/ Frank W. Giordano                         Date: March 31, 1995
     ---------------------------------------------
     Frank W. Giordano
     Director
     By: /s/ Nathalie P. Maio                          Date: March 31, 1995
     ---------------------------------------------
     Nathalie P. Maio
     Director

By: Related Tax Exempt Associates II, Inc.
    A Delaware corporation, General Partner
     By: /s/ J. Michael Fried                          Date: March 31, 1995
     ---------------------------------------------
     J. Michael Fried
     President and Director
     (Principal Executive Officer)

     By: /s/ Alan P. Hirmes                            Date: March 31, 1995
     ---------------------------------------------
     Alan P. Hirmes
     Vice President
     (Principal Financial and Accounting Officer)

     By: /s/ Lawrence J. Lipton                        Date: March 31, 1995
     ---------------------------------------------
     Lawrence J. Lipton
     Treasurer

     By: Stephen M. Ross                               Date: March 31, 1995
     ---------------------------------------------
     Stephen M. Ross
     Director