Form 10-Q
period 1995-03-31
SUMMIT TAX EXEMPT L P II
filed 1995-05-15
CIK 792924

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-15726

                           SUMMIT TAX EXEMPT L.P. II
- - - - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                              13-3370413
- - - - --------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

625 Madison Ave., New York, N.Y.                        10022
- - - - --------------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

                                      N/A
- - - - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                      March 31,       December 31,
                                                                         1995             1994
- - - - --------------------------------------------------------------------------------------------------
ASSETS
Participating first mortgage bonds, net                              $159,192,733     $159,186,119
Temporary investments                                                   3,556,709        2,175,490
Cash                                                                      225,484          872,662
Cash held in escrow                                                            --          520,677
Interest receivable, net                                                  778,696          797,401
Promissory notes receivable, net                                          142,061          175,405
Deferred bond selection fees, net                                       2,128,206        2,174,386
Other assets                                                                   --           15,803
                                                                     ------------     ------------
Total assets                                                         $166,023,889     $165,917,943
                                                                     ------------     ------------
                                                                     ------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Deferred income                                                      $    533,270     $    568,953
Due to affiliates                                                         352,573           30,481
Accrued expenses                                                           50,915           67,017
Reserve for disputed claim                                                     --          422,287
                                                                     ------------     ------------
Total liabilities                                                         936,758        1,088,738
                                                                     ------------     ------------
Contingencies
Partners' capital
BUC$holders (9,151,620 BUC$ issued and outstanding)                   165,178,414      164,925,646
General partners                                                          (91,283)         (96,441)
                                                                     ------------     ------------
Total partners' capital                                               165,087,131      164,829,205
                                                                     ------------     ------------
Total liabilities and partners' capital                              $166,023,889     $165,917,943
                                                                     ------------     ------------
                                                                     ------------     ------------
- - - - --------------------------------------------------------------------------------------------------

                 The accompanying notes are an integral part of these statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                         -------------------------
                                                                            1995           1994
- - - - --------------------------------------------------------------------------------------------------
REVENUES
Interest income from participating first mortgage bonds, net             $3,086,547     $2,782,356
Interest income from temporary investments                                   25,007         12,256
Interest income from promissory notes                                         8,195         11,924
                                                                         ----------     ----------
                                                                          3,119,749      2,806,536
                                                                         ----------     ----------
EXPENSES
Management fees                                                             202,656        202,656
Loan servicing fees                                                          99,940         99,940
General and administrative                                                   85,066         79,502
Amortization of deferred bond selection fees                                 46,180         46,180
                                                                         ----------     ----------
                                                                            433,842        428,278
                                                                         ----------     ----------
Net income                                                               $2,685,907     $2,378,258
                                                                         ----------     ----------
                                                                         ----------     ----------
ALLOCATION OF NET INCOME
BUC$holders                                                              $2,632,189     $2,330,693
                                                                         ----------     ----------
                                                                         ----------     ----------
General partners                                                         $   53,718     $   47,565
                                                                         ----------     ----------
                                                                         ----------     ----------
Net income per BUC                                                       $      .29     $      .25
                                                                         ----------     ----------
                                                                         ----------     ----------
- - - - --------------------------------------------------------------------------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                          GENERAL
                                                         BUC$HOLDERS      PARTNERS        TOTAL
- - - - ---------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1994           $164,925,646     $(96,441)    $164,829,205
Net income                                                  2,632,189      53,718         2,685,907
Distributions                                              (2,379,421)    (48,560 )      (2,427,981)
                                                         ------------     --------     ------------
Partners' capital (deficit)--March 31, 1995              $165,178,414     $(91,283)    $165,087,131
                                                         ------------     --------     ------------
                                                         ------------     --------     ------------
- - - - ---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                        ---------------------------
                                                                           1995            1994
- - - - ---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received, net                                                  $ 3,121,900     $ 2,808,124
Fees and expenses paid                                                      (65,869)       (156,148)
Cash held in escrow                                                          98,390              --
                                                                        -----------     -----------
Net cash provided by operating activities                                 3,154,421       2,651,976
                                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of temporary investments                                    (1,381,219)       (310,340)
Principal payments received from loans made to properties                     7,601           7,019
                                                                        -----------     -----------
Net cash used in investing activities                                    (1,373,618)       (303,321)
                                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid                                                       (2,427,981)     (2,427,981)
                                                                        -----------     -----------
Net decrease in cash                                                       (647,178)        (79,326)
Cash at beginning of period                                                 872,662         302,826
                                                                        -----------     -----------
Cash at end of period                                                   $   225,484     $   223,500
                                                                        -----------     -----------
                                                                        -----------     -----------
- - - - ---------------------------------------------------------------------------------------------------
SCHEDULE RECONCILING NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
Net income                                                              $ 2,685,907     $ 2,378,258
                                                                        -----------     -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Amortization of deferred bond selection fees                                 46,180          46,180
Accretion of valuation allowance                                             (6,614)         (6,614)
Accretion of deferred income                                                 (9,940)             --
Changes in:
  Cash held in escrow                                                       520,677          (1,353)
  Interest receivable, net                                                   18,705           9,556
  Promissory notes receivable, net                                           25,743          17,057
  Other assets                                                               15,803          17,747
  Accrued expenses                                                          (16,102)        (60,411)
  Deferred income                                                           (25,743)        (17,057)
  Due to affiliates                                                         322,092         268,613
  Reserve for disputed claim                                               (422,287)             --
                                                                        -----------     -----------
Total adjustments                                                           468,514         273,718
                                                                        -----------     -----------
Net cash provided by operating activities                               $ 3,154,421     $ 2,651,976
                                                                        -----------     -----------
                                                                        -----------     -----------
- - - - ---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt L.P. II (the ``Partnership'') as of March 31, 1995 and the results of its operations and its cash flows for the three months ended March 31, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

   Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

   Certain balances from the prior periods have been reclassified to conform with the current year financial statement presentation.

B. Participating First Mortgage Bonds

   Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards (``SFAS'') No. 114, Accounting by Creditors for the Impairment of a Loan. The initial adoption of SFAS No. 114 had no effect on the net income of the Partnership during the quarter ended March 31, 1995.

   SFAS No. 114 requires creditors to evaluate the collectibility of both interest and principal of a participating first mortgage bond (``FMB'') when determining whether it is impaired. An FMB is considered to be impaired when, based on current information and events, it is probable the creditor will be unable to collect all amounts due according to the contractual terms. When an FMB is considered to be impaired, the amount of the loss accrual is determined by discounting the expected future cash flows of the FMB at its effective interest rate or, for practical purposes, from the fair value of the collateral. To the extent that the owners of properties underlying the FMBs may require modifications to their forbearance agreements or the FMBs may otherwise become impaired in subsequent periods, the Partnership may be required to record additional valuation allowances which could have a material effect on the Partnership's financial statements.

   Prior to January 1, 1995, the original owners of the underlying properties and obligors of the Pelican Cove FMB had been replaced by an affiliate of Related Tax Exempt Associates II, Inc. (the ``Related General Partner'') who had not made an equity investment in the underlying property. This FMB, which had been classified in previously issued financial statements as an Asset Held for Sale, has been reclassified to an FMB in the current financial statements for all periods presented.

   Descriptions of the various FMBs owned by the Partnership at March 31, 1995 are as follows:

                                    Annualized
                                     Interest
                                     Rate Paid
                                      for the
                                       three
                                      months        Minimum
                                       ended       Pay Rate     Stated
                                     March 31,       March      Interest      Call         Maturity         Face         Carrying
   Property          Location          1995*         1995        Rate*        Date           Date          Amount         Amount
- - - - ---------------   ---------------   -----------   -----------   -------   ------------   ------------   ------------   ------------
Bay Club          Mt. Pleasant,
                   SC                 8.54%           7.25%        8.25%     Sep. 2000      Sep. 2006   $  6,400,000   $  6,267,733
Loveridge         Contra Costa,
                   CA                 8.00            8.00         8.00      Nov. 1998      Nov. 2006      8,550,000      8,550,000
The Lakes         Kansas City, MO     4.87            4.87         4.87      Dec. 2006      Dec. 2006     13,650,000     12,750,000
Crowne Pointe     Olympia, WA         8.00            8.00         8.00      Dec. 1998      Dec. 2006      5,075,000      5,075,000
Orchard Hills     Tacoma, WA          8.00            8.00         8.00      Dec. 1998      Dec. 2006      5,650,000      5,650,000
Highland Ridge    St. Paul, MN        8.00            8.00         8.00      Feb. 1999      Feb. 2007     15,000,000     15,000,000
Newport Village   Tacoma, WA          7.86(E)         7.00         8.00      Jan. 1999      Jan. 2007     13,000,000     13,000,000
Sunset Downs      Lancaster, CA       7.50            7.50         8.00       May 1999       May 2007     15,000,000     15,000,000
Willow Creek      Ames, IA            8.00            8.00         8.00      Oct. 1999      Oct. 2006      6,100,000      6,100,000
Cedar Pointe      Nashville, TN       8.00            8.00         8.00      Apr. 1999      Apr. 2007      9,500,000      9,500,000
Shannon Lake      Atlanta, GA         6.00            6.00         8.00      Jun. 1999      Jun. 2007     12,000,000     12,000,000

                                    Annualized
                                     Interest
                                     Rate Paid
                                      for the
                                       three
                                      months        Minimum
                                       ended       Pay Rate     Stated
                                     March 31,       March      Interest      Call         Maturity         Face       Carrying
   Property          Location          1995*         1995        Rate*        Date           Date          Amount       Amount
- - - - ---------------   ---------------   -----------   -----------   -------   ------------   ------------   ------------ ------------
Bristol Village   Bloomington, MN     9.48%(E)        7.50%        8.00%     Jun. 1999      Jun. 2005   $ 17,000,000 $ 17,000,000
Suntree           Ft. Myers, FL       7.33            7.50(D)      8.00      Jul. 1999      Jul. 2007      7,500,000    7,500,000
River Run         Miami, FL           8.00            8.00         8.00      Aug. 1999      Aug. 2007      7,200,000    7,200,000
Pelican Cove      St. Louis, MO       7.50            (B)          8.00      Feb. 1999      Feb. 2007     18,000,000   18,000,000(C)
Players Club(A)   Ft. Myers, FL       6.66            7.00(D)      8.00      Aug. 1999      Aug. 2007      2,500,000    2,500,000
                                                                                                        ------------  ------------
                                                                                                        $162,125,000  161,092,733
                                                                                                        ------------
                                                                                                        ------------
Less: Allowance for loss impairment of assets                                                                          (1,900,000)
                                                                                                                     ------------
Carrying Amount                                                                                                      $159,192,733
                                                                                                                     ------------
                                                                                                                     ------------
* The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate or the FMB.
(A) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the
    Partnership, acquired the other $7,200,000 of the Players Club Bond issue.
(B) Pay rate is based on the net cash flow generated by the property.
(C) Reclassified from assets held for sale.
(D) Pay rate increased during the three months ended March 31, 1995.
(E) Includes payment of deferred base interest from prior periods.

   On May 13, 1993, the Partnership, on behalf of Lakes Project Investors, Inc. (``LPI''), an affiliate of the Related General Partner who replaced the original developer, deposited a cash escrow of $500,000 in connection with the filing of an appeal of a mechanics lien judgment rendered against The Lakes. In July 1994, the appeal was rejected and the judgment affirmed. LPI petitioned the court to grant a rehearing or, in the alternative, a transfer of the case to the Missouri Supreme Court. On January 23, 1995, in settlement of the appeal, approximately $422,000 of the balance of the escrow was paid to the plaintiff. This settlement had been fully reserved. Approximately $99,000 of the remaining escrow balance was returned to LPI and thence to the Partnership.

   The difference between the stated interest rates and the rates paid (while deferred and payable out of available future cash flow or, ultimately, from sales or refinancing proceeds) by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $101,000 and $212,000 was not recognized for the quarters ended March 31, 1995 and 1994, respectively.

C. Related Parties

   The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with the services, the amount of which is limited by provisions of the Agreement of Limited Partnership (the `` Partnership Agreement''). The costs and expenses were:

                                                                              Three months ended
                                                                                  March 31,
                                                                             --------------------
                                                                               1995        1994
- - - - -------------------------------------------------------------------------------------------------
Prudential-Bache Properties, Inc. (``PBP'') and affiliates:
  Management fee                                                             $101,328    $101,328
  General and administrative                                                   26,586      24,802
                                                                             --------    --------
                                                                              127,914     126,130
                                                                             --------    --------
Related Tax Exempt Associates II, Inc. and affiliates:
  Management fee                                                              101,328     101,328
  Loan servicing fees                                                          99,940      99,940
  General and administrative                                                    4,187       6,632
                                                                             --------    --------
                                                                              205,455     207,900
                                                                             --------    --------
                                                                             $333,369    $334,030
                                                                             --------    --------
                                                                             --------    --------

   An affiliate of the Related General Partner receives loan servicing fees in the amount of .25% per annum of the principal amount outstanding on FMBs serviced by the affiliate.

   The General Partners are paid, in the aggregate, an annual management fee equal to .5% of the original amount invested in FMBs.

   A division of Prudential Securities Incorporated (``PSI''), an affiliate of PBP, receives a fee for the purchase, sale, and safekeeping of the Partnership's temporary investments. This account is maintained in accordance with the Partnership Agreement.

   PSI owns 59,325 BUC$ at March 31, 1995.

   The Players Club property (securing a $2,500,000 FMB in this Partnership) also secures an FMB for $7,200,000 owned by Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of this Partnership.

   The original obligors of the Suntree, Players Club and River Run FMBs are affiliates of the Related General Partner.

D. Contingencies

   On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (93 Civ. 654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On or about November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ.
713), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On or about January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al. (92 Civ. 52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently the Related General Partner exited the litigation by way of settlement. On April 14, 1994, the Judicial Panel on Multidistrict Litigation (the ``Panel'') deferred transfer of the case to the Southern District of New York (discussed more fully below) until after the Illinois court decided a pending motion to dismiss the complaint. On June 3, 1994, that court granted the motion of PBP and PSI and dismissed the first amended complaint without prejudice. On June 30, 1994, plaintiffs filed a second amended complaint. By order dated July 13, 1994, the Panel unconditionally transferred the Levine case for inclusion in the consolidated proceedings in the Southern District of New York described below.

   By its April 14, 1994 order, the Panel transferred (in addition to Levine as discussed above) the Kinnes case, and by order dated June 8, 1994, the Connelly case, together with a number of other actions, on each occasion not involving the Partnership, to a single judge of the United States District Court for the Southern District of New York and consolidated them for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act (``RICO'') statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities, and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested, less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   On November 28, 1994 the transferee court deemed each of the complaints in the constituent actions (including Kinnes) amended to conform to the allegations of the consolidated complaint. PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. That motion is pending.

   The General Partners and PSI believe they and, where applicable, the Partnership have meritorious defenses to the complaints and intend to vigorously defend against these actions.

E. Subsequent Event

   In May 1995, a distribution of approximately $2,379,000 and $49,000 was paid to the BUC$holders and General Partners, respectively, for the quarter ended March 31, 1995.

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

   Summit Tax Exempt L.P. II (``the Partnership'') has invested in sixteen tax-exempt participating first mortgage bonds (``FMBs'') issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment properties.

   At the beginning of the year, the Partnership had cash and temporary investments of approximately $3,048,000. After payment of distributions and receipt of the net cash flow from operations, the Partnership ended the quarter with approximately $3,782,000 in cash and temporary investments. The first quarter distribution of approximately $2,379,000 ($.26 per BUC) was paid to BUC$holders in May 1995 from cash flow from operations. Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.

Results of Operations

   Net income increased by approximately $308,000 for the quarter ended March 31, 1995 as compared to the corresponding period in 1994 for the reasons discussed below.

   Interest income from FMBs increased by approximately $304,000 for the quarter ended March 31, 1995 as compared to the corresponding period in 1994. This increase was primarily due to additional interest received from the Newport Village, Suntree, Players Club, Sunset Downs, River Run and Bristol Village FMBs as required by the terms of their respective forbearance agreements and increased cash flow generated by the Pelican Cove property thereby increasing its interest payments to the Partnership. These increases were partially offset by less interest received from Crowne Pointe and Willow Creek in 1995 versus the same period in 1994.

   Interest income from promissory notes decreased by approximately $4,000 for the quarter ended March 31, 1995 as compared to the corresponding period in 1994 primarily due to the repayment of the Pelican Cove and The Lakes property tax loans.

   Interest income from temporary investments increased by approximately $13,000 for the quarter ended March 31, 1995 as compared to the corresponding period in 1994 primarily due to higher interest rates and invested balances.

   General and administrative expenses increased by approximately $6,000 for the quarter ended March 31, 1995 as compared to the corresponding period in 1994. The variance is primarily due to the timing of certain expense accruals recorded in the respective periods.

Property Information

   The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of April 23, 1995:

                                                                                           Annualized Interest
                                                                                                Rate Paid
                                                                             Stated           for the three          Minimum
                                              Face                          Interest          months ended           Pay Rate
  Property            Location            Amount of FMB     Occupancy        Rate*           March 31, 1995*        March 1995
- - - - ------------------------------------------------------------------------------------------------------------------------
  Bay Club            Mt. Pleasant, SC    $  6,400,000          99.4%           8.25%              8.54%               7.25%
  Loveridge           Contra Costa, Ca       8,550,000          95.2            8.00               8.00                8.00
  The Lakes           Kansas City, Mo       13,650,000          88.5            4.87               4.87                4.87
  Crowne Pointe       Olympia, Wa            5,075,000          95.2            8.00               8.00                8.00
  Orchard Hills       Tacoma, Wa             5,650,000          89.1            8.00               8.00                8.00
  Highland Ridge      St. Paul, Mn          15,000,000         100.0            8.00               8.00                8.00
  Newport Village     Tacoma, Wa            13,000,000          92.2            8.00               7.86(E)             7.00
  Sunset Downs        Lancaster, Ca         15,000,000          82.1            8.00               7.50                7.50
  Pelican Cove        St. Louis, Mo         18,000,000 (C)      98.7            8.00               7.50                (B)
  Willow Creek        Ames, Ia               6,100,000         100.0            8.00               8.00                8.00
  Cedar Pointe        Nashville, Tn          9,500,000          95.2            8.00               8.00                8.00
  Shannon Lake        Atlanta, Ga           12,000,000          99.0            8.00               6.00                6.00
  Bristol Village     Bloomington, Mn       17,000,000          99.6            8.00               9.48(E)             7.50
  Suntree             Ft. Myers, Fl          7,500,000          94.9            8.00               7.33                7.50(D)
  River Run           Miami, Fl              7,200,000          97.5            8.00               8.00                8.00
  Players Club(A)     Ft. Myers, Fl          2,500,000          90.9            8.00               6.66                7.00(D)
                                          -------------
                                          $162,125,000
                                          -------------
                                          -------------
- - - - ------------------------------------------------------------------------------------------------------------------------
  * The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the
    FMB.
  (A) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $7,200,000 of the Players Club Bond issue.
  (B) Pay rate is based on the net cash flow generated by the property.
  (C) Reclassified from assets held for sale.
  (D) Pay rate increased during the three months ended March 31, 1995.
  (E) Includes payment of deferred base interest from prior periods.

General

   The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosures, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.

   From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will continue to elect to supplement property cash flow to satisfy bond interest requirements if necessary. The owners of the Sunset Downs, Highland Ridge and Loveridge properties supplemented the cash flow generated by the respective properties to meet the required interest payments during the three months ended March 31, 1995.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings--Incorporated by reference to Note D to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report.

Item 2. Changes in Securities--None

Item 3. Defaults Upon Senior Securities--None

Item 4. Submission of Matters to a Vote of Security Holders--None

Item 5. Other Information--None

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

              27--Financial Data Schedule (filed herewith)

       (b) Reports on Form 8-K--No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT TAX EXEMPT L.P. II

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Robert J. Alexander                  Date: May 15, 1995
     ----------------------------------------
     Robert J. Alexander
     Vice President and Chief Accounting
     Officer
By: Related Tax Exempt Associates II, Inc.
    A Delaware corporation, General Partner
     By: /s/ Alan P. Hirmes                       Date: May 15, 1995
     ----------------------------------------
     Alan P. Hirmes
     Vice President