Form 10-Q
period 1995-06-30
SUMMIT TAX EXEMPT L P II
filed 1995-08-14
CIK 792924

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1995

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

                                      N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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
                       STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                       June 30,       December 31,
                                                                         1995             1994
--------------------------------------------------------------------------------------------------
ASSETS
Participating first mortgage bonds, net                              $159,199,346     $159,186,119
Temporary investments                                                   3,692,034        2,175,490
Cash                                                                       85,019          872,662
Cash held in escrow                                                            --          520,677
Interest receivable, net                                                  747,994          797,401
Promissory notes receivable, net                                          121,014          175,405
Deferred bond selection fees, net                                       2,082,026        2,174,386
Other assets                                                               37,493           15,803
                                                                     ------------     ------------
Total assets                                                         $165,964,926     $165,917,943
                                                                     ------------     ------------
                                                                     ------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Deferred income                                                      $    510,036     $    568,953
Due to affiliates                                                         359,760           30,481
Accrued expenses                                                           69,489           67,017
Reserve for disputed claim                                                     --          422,287
                                                                     ------------     ------------
Total liabilities                                                         939,285        1,088,738
                                                                     ------------     ------------
Contingencies
Partners' capital
BUC$holders (9,151,620 BUC$ issued and outstanding)                   165,118,154      164,925,646
General partners                                                          (92,513)         (96,441)
                                                                     ------------     ------------
Total partners' capital                                               165,025,641      164,829,205
                                                                     ------------     ------------
Total liabilities and partners' capital                              $165,964,926     $165,917,943
                                                                     ------------     ------------
                                                                     ------------     ------------
--------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Six months ended             Three months ended
                                                      June 30,                      June 30,
                                              -------------------------     -------------------------
                                                 1995           1994           1995           1994
-----------------------------------------------------------------------------------------------------
REVENUES
Interest income from participating first
  mortgage bonds, net                         $5,863,440     $5,709,215     $2,776,893     $2,926,859
Interest income from temporary investments        61,269         26,136         36,262         13,880
Interest income from promissory notes             13,960         20,357          5,765          8,433
                                              ----------     ----------     ----------     ----------
                                               5,938,669      5,755,708      2,818,920      2,949,172
                                              ----------     ----------     ----------     ----------
EXPENSES
Management fees                                  405,312        405,312        202,656        202,656
Loan servicing fees                              200,991        200,991        101,051        101,051
General and administrative                       187,608        158,952        102,542         79,450
Amortization of deferred bond selection
  fees                                            92,360         92,360         46,180         46,180
                                              ----------     ----------     ----------     ----------
                                                 886,271        857,615        452,429        429,337
                                              ----------     ----------     ----------     ----------
Net income                                    $5,052,398     $4,898,093     $2,366,491     $2,519,835
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME
BUC$holders                                   $4,951,350     $4,800,131     $2,319,161     $2,469,438
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partners                              $  101,048     $   97,962     $   47,330     $   50,397
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Net income per BUC                            $      .54     $      .52     $      .25     $      .27
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
-----------------------------------------------------------------------------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

                                                                          GENERAL
                                                         BUC$HOLDERS      PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1994           $164,925,646     $(96,441)    $164,829,205
Net income                                                  4,951,350     101,048         5,052,398
Distributions                                              (4,758,842)    (97,120 )      (4,855,962)
                                                         ------------     --------     ------------
Partners' capital (deficit)--June 30, 1995               $165,118,154     $(92,513)    $165,025,641
                                                         ------------     --------     ------------
                                                         ------------     --------     ------------
---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Six months ended
                                                                                 June 30,
                                                                        ---------------------------
                                                                           1995            1994
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received, net                                                  $ 5,954,969     $ 5,487,616
Fees and expenses paid                                                     (483,850)       (576,984)
Receipt of cash held in escrow                                               98,390              --
                                                                        -----------     -----------
Net cash provided by operating activities                                 5,569,509       4,910,632
                                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of temporary investments                                    (1,516,544)       (256,220)
Principal payments received from loans made to properties                    15,354          14,181
                                                                        -----------     -----------
Net cash used in investing activities                                    (1,501,190)       (242,039)
                                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid                                                       (4,855,962)     (4,855,961)
                                                                        -----------     -----------
Net decrease in cash                                                       (787,643)       (187,368)
Cash at beginning of period                                                 872,662         302,826
                                                                        -----------     -----------
Cash at end of period                                                   $    85,019     $   115,458
                                                                        -----------     -----------
                                                                        -----------     -----------
---------------------------------------------------------------------------------------------------
SCHEDULE RECONCILING NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
Net income                                                              $ 5,052,398     $ 4,898,093
                                                                        -----------     -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Amortization of deferred bond selection fees                                 92,360          92,360
Accretion of valuation allowance                                            (13,227)        (13,227)
Accretion of deferred income                                                (19,880)             --
Changes in:
  Cash held in escrow                                                       520,677          (5,092)
  Interest receivable, net                                                   49,407        (249,773)
  Promissory notes receivable, net                                           39,037          28,739
  Other assets                                                              (21,690)        (29,664)
  Accrued expenses                                                            2,472         (55,558)
  Deferred income                                                           (39,037)        (28,739)
  Due to affiliates                                                         329,279         273,493
  Reserve for disputed claim                                               (422,287)             --
                                                                        -----------     -----------
Total adjustments                                                           517,111          12,539
                                                                        -----------     -----------
Net cash provided by operating activities                               $ 5,569,509     $ 4,910,632
                                                                        -----------     -----------
                                                                        -----------     -----------
---------------------------------------------------------------------------------------------------

                  The accompanying notes are an integral part of these statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt L.P. II (the ``Partnership'') as of June 30, 1995, the results of its operations for the six and three months ended June 30, 1995 and 1994 and its cash flows for the six months ended June 30, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Participating First Mortgage Bonds

   Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards (``SFAS'') No. 114, Accounting by Creditors for Impairment of a Loan. The initial adoption of SFAS No. 114 had no effect on the net income of the Partnership for the six months ended June 30, 1995.

   SFAS No. 114 requires creditors to evaluate the collectibility of both interest and principal of a participating first mortgage bond (``FMB'') when determining whether it is impaired. An FMB is considered to be impaired when, based on current information and events, it is probable the creditor will be unable to collect all amounts due according to the contractual terms. When an FMB is considered to be impaired, the amount of the loss accrual is determined by discounting the expected future cash flows of the FMB at its effective interest rate or, for practical purposes, from the estimated fair value of the collateral. To the extent that the owners of properties underlying the FMBs may require modifications to their forbearance agreements or the FMBs may otherwise become impaired in subsequent periods, the Partnership may be required to record additional valuation allowances which could have a material effect on the Partnership's financial statements.

   Prior to January 1, 1995, the original owner of the underlying property and obligor of the Pelican Cove FMB had been replaced by an affiliate of Related Tax Exempt Associates II, Inc. (the ``Related General Partner'') who had not made an equity investment in the underlying property. This FMB, which had been classified as an Asset Held for Sale in prior years, has been reclassified to an FMB in 1995 for all periods presented.

   Descriptions of the various FMBs owned by the Partnership at June 30, 1995 are as follows:

                                    Annualized
                                     Interest
                                     Rate Paid
                                      for the
                                    six months      Minimum
                                       ended       Pay Rate     Stated
                                     June 30,        June       Interest      Call         Maturity         Face         Carrying
   Property          Location          1995*         1995        Rate*        Date           Date          Amount         Amount
---------------   ---------------   -----------   -----------   -------   ------------   ------------   ------------   ------------
Bay Club          Mt. Pleasant,
                   SC                 8.83%           7.25%        8.25%     Sep. 2000      Sep. 2006   $  6,400,000   $  6,274,346
Loveridge         Contra Costa,
                   CA                 6.16(E)         8.00         8.00      Nov. 1998      Nov. 2006      8,550,000      8,550,000
The Lakes         Kansas City, MO     5.21(D)         4.87         4.87      Dec. 2006      Dec. 2006     13,650,000     12,750,000
Crowne Pointe     Olympia, WA         8.00            8.00         8.00      Dec. 1998      Dec. 2006      5,075,000      5,075,000
Orchard Hills     Tacoma, WA          8.00            8.00         8.00      Dec. 1998      Dec. 2006      5,650,000      5,650,000
Highland Ridge    St. Paul, MN        6.54(F)         8.00         8.00      Feb. 1999      Feb. 2007     15,000,000     15,000,000
Newport Village   Tacoma, WA          7.75(C)         7.00         8.00      Jan. 1999      Jan. 2007     13,000,000     13,000,000
Sunset Downs      Lancaster, CA       5.60(E)         7.75         8.00       May 1999       May 2007     15,000,000     15,000,000
Willow Creek      Ames, IA            8.00            8.00         8.00      Oct. 1999      Oct. 2006      6,100,000      6,100,000
Cedar Pointe      Nashville, TN       8.00            8.00         8.00      Apr. 1999      Apr. 2007      9,500,000      9,500,000
Shannon Lake      Atlanta, GA         6.00            6.00         8.00      Jun. 1999      Jun. 2007     12,000,000     12,000,000
Bristol Village   Bloomington, MN     8.96(C)         7.50         8.00      Jun. 1999      Jun. 2005     17,000,000     17,000,000
Suntree           Ft. Myers, FL       7.50            7.50         8.00      Jul. 1999      Jul. 2007      7,500,000      7,500,000
River Run         Miami, FL           8.00            8.00         8.00      Aug. 1999      Aug. 2007      7,200,000      7,200,000
Pelican Cove      St. Louis, MO       7.50            (B)          8.00      Feb. 1999      Feb. 2007     18,000,000     18,000,000
Players Club(A)   Ft. Myers, FL       7.00            7.00         8.00      Aug. 1999      Aug. 2007      2,500,000      2,500,000
                                                                                                        ------------   ------------
                                                                                                        $162,125,000    161,099,346
                                                                                                        ------------
                                                                                                        ------------
Less: Allowance for loss on impairment of assets                                                                         (1,900,000)
                                                                                                                       ------------
Carrying Amount                                                                                                        $159,199,346
                                                                                                                       ------------
                                                                                                                       ------------
* The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB.
(A) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the
    Partnership, acquired the other $7,200,000 of the Players Club FMB.
(B) Pay rate is based on the net cash flow generated by the property.
(C) Includes receipt of deferred base interest relating to prior periods.
(D) Includes contingent interest received during the six months ended June 30, 1995.
(E) See discussion below.
(F) Represents five monthly payments.

   Effective with the May 1, 1995 payment date, the Loveridge and Sunset Downs FMBs have made payments based on the monthly net cash flow generated by the operations of the underlying properties pending finalization of the agreement outlined below.

   Pursuant to an executed Letter of Intent, the obligor of the Sunset Downs FMB has agreed to enter into a forbearance agreement to be effective as of August 1, 1995. In accordance with the terms of this agreement, the obligor of the FMB will pay debt service on the FMB to the extent of the cash flow generated by the underlying property. The difference between the pay rate and the stated rate of this FMB is deferred and payable out of available future cash flow. Pursuant to the terms of the agreement, the obligor will replace the present property manager and leasing agent with a new property manager who is an affiliate of the Related General Partner. Other terms of the agreement call for the deed to be transferred to the Partnership or its designee no later than January 30, 1997 should the obligor be unable to bring the FMB fully current on all interest due and payable (including deferred base interest) on or before that date. These obligations are secured by a guarantee from an affiliate of the obligor which is intended to protect certain of the Partnership's rights. No additional allowance for loss on impairment was required as a result of this transaction.

   Pursuant to an executed Letter of Intent, the original owner and obligor of the Loveridge FMB has agreed to transfer the deed to the underlying property to be effective as of August 1, 1995 to an affiliate of the Related General Partner for limited consideration. Pursuant to the agreement, the Related affiliate, who has not made an equity investment in the underlying property, will assume the day-to-day responsibilities and obligations of operating the property. The Partnership will receive the monthly net cash generated by the property as payment toward debt service. No additional allowance for loss on impairment was required as a result of this transaction.

   Final documentation of these agreements has not yet been completed. There is no certainty that these agreements will be finalized.

   With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the actual rates paid (while deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $401,000 and $928,000 for the six months ended June 30, 1995 and 1994, respectively.

   On May 13, 1993, the Partnership, on behalf of Lakes Project Investors, Inc. (``LPI''), an affiliate of the Related General Partner who replaced the original developer, deposited a cash escrow of $500,000 in connection with the filing of an appeal of a mechanics lien judgment rendered against The Lakes. In July, 1994, the appeal was rejected and the judgment affirmed. However, at that time LPI petitioned the court for a rehearing or, in the alternative, a transfer of the case to the Missouri Supreme Court. On January 23, 1995, in settlement of this case, LPI and the plaintiff agreed that approximately $422,000 of the current escrow balance be paid to the plaintiff. The balance of funds (approximately $99,000) remaining in escrow was returned to LPI and thence to the Partnership. Previously, the Partnership had reserved fully for the appeal.

C. Related Parties

   The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with the services, the amount of which is limited by provisions of the Agreement of Limited Partnership (the ``Partnership Agreement''). The costs and expenses were:

                                                         Six months ended       Three months ended
                                                             June 30,                June 30,
                                                       --------------------    --------------------
                                                         1995        1994        1995        1994
---------------------------------------------------------------------------------------------------
Prudential-Bache Properties, Inc. (``PBP'') and
  affiliates:
  Management fee                                       $202,656    $202,656    $101,328    $101,328
  General and administrative                             68,232      49,603      41,646      24,801
                                                       --------    --------    --------    --------
                                                        270,888     252,259     142,974     126,129
                                                       --------    --------    --------    --------
Related General Partner and affiliates:
  Management fee                                        202,656     202,656     101,328     101,328
  Loan servicing fees                                   200,991     200,991     101,051     101,051
  General and administrative                             10,081       8,007       5,894       1,375
                                                       --------    --------    --------    --------
                                                        413,728     411,654     208,273     203,754
                                                       --------    --------    --------    --------
                                                       $684,616    $663,913    $351,247    $329,883
                                                       --------    --------    --------    --------
                                                       --------    --------    --------    --------

   An affiliate of the Related General Partner receives loan servicing fees (see above) in the amount of .25% per annum of the principal amount outstanding on FMBs serviced by the affiliate.

   The General Partners are paid, in the aggregate, an annual management fee equal to .5% of the original amount invested in FMBs.

   A division of Prudential Securities Incorporated (``PSI''), an affiliate of PBP, is responsible for the purchase, sale, and safekeeping of the Partnership's temporary investments. This account is maintained in accordance with the Partnership Agreement.

   PSI owns 60,625 BUC$ at June 30, 1995.

   The Players Club property (securing a $2,500,000 FMB in this Partnership) also secures an FMB for $7,200,000 owned by Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of this Partnership.

   The original obligors of the Suntree, Players Club and River Run FMBs are affiliates of the Related General Partner.

D. Contingencies

   On October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group Inc. et al. (93 Civ. 654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ. 713), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al. (92 Civ.
52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently the Related General Partner exited the litigation by way of settlement. On April 14, 1994, the Judicial Panel on Multidistrict Litigation (the ``Panel'') deferred transfer of the case to the Southern District of New York (discussed more fully below) until after the Illinois court decided a pending motion to dismiss the complaint. On June 3, 1994, that court granted the motion of PBP and PSI and dismissed the first amended complaint without prejudice. On June 30, 1994, plaintiffs filed a second amended complaint. The Panel subsequently reaffirmed the April 14, 1994 transfer. By order dated July 13, 1994, the Panel unconditionally transferred the Levine case for inclusion in the consolidated proceedings in the Southern District of New York described below.

   By its April 14, 1994 order, the Panel transferred (in addition to Levine as discussed above) the Kinnes case, and by order dated June 8, 1994, the Connelly case, together with a number of other actions, on each occasion, not involving the Partnership, to a single judge of the United States District Court for the Southern District of New York and consolidated them for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership is not named a defendant in the consolidated complaint, but the name of the Partnership is listed as being among the limited partnerships at issue in the case. The consolidated complaint alleges violations of the federal and New Jersey Racketeer Influenced and Corrupt Organizations Act (``RICO'') statutes, fraud, negligent misrepresentation, breach of fiduciary duties, breach of third-party beneficiary contracts and breach of implied covenants in connection with the marketing and sales of limited partnership interests. Plaintiffs request relief in the nature of rescission of the purchase of securities and recovery of all consideration and expenses in connection therewith, as well as compensation for lost use of money invested less cash distributions; compensatory damages; consequential damages; treble damages for defendants' RICO violations (both federal and New Jersey); general damages for all injuries resulting from negligence, fraud, breaches of contract, and breaches of duty in an amount to be determined at trial; disgorgement and restitution of all earnings, profits, benefits and compensation received by defendants as a result of their unlawful acts; costs and disbursements of the action; reasonable attorneys' fees; and such other and further relief as the court deems just and proper.

   On November 28, 1994 the transferee court deemed each of the complaints in the constituent actions (including Kinnes) amended to conform to the allegations of the consolidated complaint. PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. That motion is pending.

   The General Partners and PSI believe they have meritorious defenses to the complaints and intend to vigorously defend against these actions.

E. Subsequent Event

   In August 1995, a distribution of approximately $2,379,000 and $49,000 was paid to the BUC$holders and General Partners, respectively, for the quarter ended June 30, 1995.

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

   At the beginning of the year, the Partnership had cash and temporary investments of $3,048,000. After payment of distributions and receipt of the net cash flow from operations, the Partnership ended the quarter with $3,777,000 in cash and temporary investments. The second quarter distribution of $2,379,000 ($.26 per BUC) was paid to BUC$holders in August 1995 from cash flow from operations. As further discussed in Note B to the financial statements, two FMBs will be restructured effective as of August 1, 1995. These restructurings may negatively impact liquidity in future quarters. Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.

Results of Operations

   Net income increased by $154,000 for the six months ended June 30, 1995 but decreased by $153,000 for the three months ended June 30, 1995 as compared to 1994 for the reasons discussed below.

   Interest income from FMBs increased by $154,000 but decreased by $150,000 for the six and three months ended June 30, 1995, respectively, as compared to 1994. These fluctuations are primarily due to additional interest received from the Newport Village, Bristol Village, Players Club and Suntree FMBs as required by the terms of their respective forbearance agreements, increased cash flow generated by the Pelican Cove property which increased its interest payments to the Partnership and contingent interest received from The Lakes. These increases were partially offset by reduced debt service payments received from the Loveridge and Sunset Downs FMBs during the three month period ended June 30, 1995 (see Note B to the financial statements for further discussion) and nonrecurring contingent interest received from Crowne Pointe and Willow Creek in 1994.

   Interest income from promissory notes decreased by $6,000 and $3,000 for the six and three months ended June 30, 1995, respectively, as compared to 1994 due to the repayment of the Pelican Cove and The Lakes property tax loans in May 1994.

   Interest income from temporary investments increased by approximately $35,000 and $22,000 for the six and three months ended June 30, 1995, respectively, as compared to 1994 due to higher interest rates and invested balances in 1995.

   General and administrative expenses increased by approximately $29,000 and $23,000 for the six and three months ended June 30, 1995, respectively, as compared to 1994. This increase is primarily due to an increase in administrative expense as well as legal costs relating to the Kinnes litigation described in Note D to the financial statements.

Property Information

   The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of July 16, 1995:

                                                                                           Annualized Interest
                                                                                                Rate Paid
                                                                             Stated            for the six           Minimum
                                              Face                          Interest          months ended           Pay Rate
  Property            Location            Amount of FMB     Occupancy        Rate*           June 30, 1995*         June 1995
------------------------------------------------------------------------------------------------------------------------
  Bay Club            Mt. Pleasant, SC    $  6,400,000          96.9%           8.25%              8.83%                7.25%
  Loveridge           Contra Costa, Ca       8,550,000          96.6            8.00               6.16(E)              8.00
  The Lakes           Kansas City, Mo       13,650,000          87.4            4.87               5.21(D)              4.87
  Crowne Pointe       Olympia, Wa            5,075,000          86.2            8.00               8.00                 8.00
  Orchard Hills       Tacoma, Wa             5,650,000          92.0            8.00               8.00                 8.00
  Highland Ridge      St. Paul, Mn          15,000,000          99.1            8.00               6.54(F)              8.00
  Newport Village     Tacoma, Wa            13,000,000          90.8            8.00               7.75(C)              7.00
  Sunset Downs        Lancaster, Ca         15,000,000          82.5            8.00               5.60(E)              7.75
  Pelican Cove        St. Louis, Mo         18,000,000          97.4            8.00               7.50                (B)
  Willow Creek        Ames, Ia               6,100,000         100.0            8.00               8.00                 8.00
  Cedar Pointe        Nashville, Tn          9,500,000          94.2            8.00               8.00                 8.00
  Shannon Lake        Atlanta, Ga           12,000,000          95.9            8.00               6.00                 6.00
  Bristol Village     Bloomington, Mn       17,000,000         100.0            8.00               8.96(C)              7.50
  Suntree             Ft. Myers, Fl          7,500,000          91.9            8.00               7.50                 7.50
  River Run           Miami, Fl              7,200,000          98.1            8.00               8.00                 8.00
  Players Club(A)     Ft. Myers, Fl          2,500,000          86.0            8.00               7.00                 7.00
                                          -------------
                                          $162,125,000
                                          -------------
                                          -------------
------------------------------------------------------------------------------------------------------------------------
  * The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the
    FMB.
  (A) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $7,200,000 of the Players Club FMB.
  (B) Pay rate is based on the net cash flow generated by the property.
  (C) Includes receipt of deferred base interest relating to prior periods.
  (D) Includes contingent interest received during the six months ended June 30, 1995.
  (E) See Note B to the financial statements.
  (F) Represents five monthly payments.

General

   The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosures, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.

   From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy FMB interest requirements, if necessary. The owner of the Highland Ridge property supplemented cash flow generated by the respective properties to meet its interest payments during the six months ended June 30, 1995. The owner of the Sunset Downs and Loveridge properties supplemented the cash flow generated by the respective properties to meet their interest payments during the first two months of 1995. (See Note B to the financial statements for further discussion).

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

SUMMIT TAX EXEMPT L.P. II

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Robert J. Alexander                  Date: August 11, 1995
     ----------------------------------------
     Robert J. Alexander
     Vice President and Chief Accounting
     Officer
By: Related Tax Exempt Associates II, Inc.
    A Delaware corporation, General Partner
     By: /s/ Alan P. Hirmes                       Date: August 11, 1995
     ----------------------------------------
     Alan P. Hirmes
     Vice President