Form 10-Q
period 1995-09-30
SUMMIT TAX EXEMPT L P II
filed 1995-11-14
CIK 792924

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

/ /TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

For the transition period from _______________________ to ______________________

Commission file number: 0-15726

                           SUMMIT TAX EXEMPT L.P. II
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

Delaware                                           13-3370413
--------------------------------------------------------------------------------
(State or other jurisdiction                   (I.R.S. Employer
of incorporation or organization)                Identification No.)

625 Madison Ave., New York, N.Y.                           10022
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
                                  (Unaudited)

                                                                      September
                                                                         30,          December 31,
                                                                         1995             1994
--------------------------------------------------------------------------------------------------
ASSETS
Participating first mortgage bonds, net                              $159,205,960     $159,186,119
Temporary investments                                                   3,542,008        2,175,490
Cash                                                                      367,967          872,662
Cash held in escrow                                                            --          520,677
Interest receivable, net                                                  878,496          797,401
Promissory notes receivable, net                                           92,618          175,405
Deferred bond selection fees, net                                       2,035,846        2,174,386
Other assets                                                               24,995           15,803
                                                                     ------------     ------------
Total assets                                                         $166,147,890     $165,917,943
                                                                     ------------     ------------
                                                                     ------------     ------------
LIABILITIES AND PARTNERS' CAPITAL
Liabilities
Deferred income                                                      $    479,612     $    568,953
Due to affiliates                                                         379,701           30,481
Accrued expenses                                                           90,960           67,017
Reserve for disputed claim                                                     --          422,287
                                                                     ------------     ------------
Total liabilities                                                         950,273        1,088,738
                                                                     ------------     ------------
Contingencies
Partners' capital
BUC$holders (9,151,620 BUC$ issued and outstanding)                   165,286,690      164,925,646
General partners                                                          (89,073)         (96,441)
                                                                     ------------     ------------
Total partners' capital                                               165,197,617      164,829,205
                                                                     ------------     ------------
Total liabilities and partners' capital                              $166,147,890     $165,917,943
                                                                     ------------     ------------
                                                                     ------------     ------------
--------------------------------------------------------------------------------------------------
                 The accompanying notes are an integral part of these statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  Nine months ended            Three months ended
                                                    September 30,                 September 30,
                                              -------------------------     -------------------------
                                                 1995           1994           1995           1994
-----------------------------------------------------------------------------------------------------
REVENUES
Interest income from participating first
  mortgage bonds, net                         $8,878,728     $8,750,744     $3,015,288     $3,041,529
Interest income from temporary investments        92,421         43,085         31,152         16,949
Interest income from promissory notes             19,742         30,461          5,782         10,104
                                              ----------     ----------     ----------     ----------
                                               8,990,891      8,824,290      3,052,222      3,068,582
                                              ----------     ----------     ----------     ----------
EXPENSES
Management fees                                  607,968        607,968        202,656        202,656
Loan servicing fees                              303,152        303,152        102,162        102,162
General and administrative                       288,876        238,751        101,268         79,799
Amortization of deferred bond selection
  fees                                           138,540        138,540         46,180         46,180
Provision for disputed claim                          --        116,896             --        116,896
                                              ----------     ----------     ----------     ----------
                                               1,338,536      1,405,307        452,266        547,693
                                              ----------     ----------     ----------     ----------
Net income                                    $7,652,355     $7,418,983     $2,599,956     $2,520,889
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
ALLOCATION OF NET INCOME
BUC$holders                                   $7,499,308     $7,270,603     $2,547,957     $2,470,471
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
General partners                              $  153,047     $  148,380     $   51,999     $   50,418
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
Net income per BUC                            $      .82     $      .79     $      .28     $      .27
                                              ----------     ----------     ----------     ----------
                                              ----------     ----------     ----------     ----------
-----------------------------------------------------------------------------------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  (Unaudited)

                                                                          GENERAL
                                                         BUC$HOLDERS      PARTNERS        TOTAL
---------------------------------------------------------------------------------------------------
Partners' capital (deficit)--December 31, 1994           $164,925,646     $(96,441)    $164,829,205
Net income                                                  7,499,308     153,047         7,652,355
Distributions                                              (7,138,264)    (145,679)      (7,283,943)
                                                         ------------     --------     ------------
Partners' capital (deficit)--September 30, 1995          $165,286,690     $(89,073)    $165,197,617
                                                         ------------     --------     ------------
                                                         ------------     --------     ------------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             Nine months ended
                                                                               September 30,
                                                                        ---------------------------
                                                                           1995            1994
---------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Interest received, net                                                  $ 8,860,137     $ 8,688,493
Fees and expenses paid                                                     (836,025)       (994,536)
Cash held in escrow                                                          98,390          (8,873)
                                                                        -----------     -----------
Net cash provided by operating activities                                 8,122,502       7,685,084
                                                                        -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Net purchase of temporary investments                                    (1,366,518)     (1,076,208)
Principal payments received from loans made to properties                    23,264          21,481
Income deferred upon assumption of FMB by new debtor                             --         487,025
                                                                        -----------     -----------
Net cash used in investing activities                                    (1,343,254)       (567,702)
                                                                        -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Distributions paid                                                       (7,283,943)     (7,283,943)
                                                                        -----------     -----------
Net decrease in cash                                                       (504,695)       (166,561)
Cash at beginning of period                                                 872,662         302,826
                                                                        -----------     -----------
Cash at end of period                                                   $   367,967     $   136,265
                                                                        -----------     -----------
                                                                        -----------     -----------
---------------------------------------------------------------------------------------------------
SCHEDULE RECONCILING NET INCOME TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES
Net income                                                              $ 7,652,355     $ 7,418,983
                                                                        -----------     -----------
Adjustments to reconcile net income to net cash
  provided by operating activities:
Provision for disputed claim                                                     --         116,896
Amortization of deferred bond selection fees                                138,540         138,540
Accretion of valuation allowance                                            (19,841)        (19,841)
Accretion of deferred income                                                (29,818)         (3,312)
Changes in:
  Cash held in escrow                                                       520,677          (8,873)
  Interest receivable, net                                                  (81,095)       (112,643)
  Promissory notes receivable, net                                           59,523          52,872
  Other assets                                                               (9,192)        (13,859)
  Accrued expenses                                                           23,943         (59,133)
  Deferred income                                                           (59,523)        (52,872)
  Due to affiliates                                                         349,220         228,326
  Reserve for disputed claim                                               (422,287)             --
                                                                        -----------     -----------
Total adjustments                                                           470,147         266,101
                                                                        -----------     -----------
Net cash provided by operating activities                               $ 8,122,502     $ 7,685,084
                                                                        -----------     -----------
                                                                        -----------     -----------
---------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these statements

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (Unaudited)

A. General

   These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt L.P. II (the ``Partnership'') as of September 30, 1995, the results of its operations for the nine and three months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

B. Participating First Mortgage Bonds

   Effective January 1, 1995, the Partnership adopted Statement of Financial Accounting Standards (``SFAS'') No. 114, Accounting by Creditors for Impairment of a Loan. The initial adoption of SFAS No. 114 had no effect on the net income of the Partnership for the nine months ended September 30, 1995.

   SFAS No. 114 requires creditors to evaluate the collectibility of both interest and principal of a participating first mortgage bond (``FMB'') when determining whether it is impaired. An FMB is considered to be impaired when, based on current information and events, it is probable the creditor will be unable to collect all amounts due according to the contractual terms. When an FMB is considered to be impaired, the amount of the loss accrual is determined by discounting the expected future cash flows of the FMB at its effective interest rate or, when practical, utilizing the estimated fair value of the collateral. To the extent that the owners of properties underlying the FMBs may require modifications to their forbearance agreements or the FMBs may otherwise become impaired in subsequent periods, the Partnership may be required to record additional valuation allowances which could have a material effect on the Partnership's financial statements.

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

   Descriptions of the various FMBs owned by the Partnership at September 30, 1995 are as follows:

                                    Annualized
                                     Interest
                                     Rate Paid      Minimum
                                      for the       Annual
                                    nine months    Pay Rate
                                       ended         as of      Stated
                                     September     September    Interest      Call         Maturity         Face         Carrying
   Property          Location        30, 1995*       1995        Rate*        Date           Date          Amount         Amount
---------------   ---------------   -----------   -----------   -------   ------------   ------------   ------------   ------------
Bay Club          Mt. Pleasant,
                   SC                 8.04%            7.25%       8.25%     Sep. 2000      Sep. 2006   $  6,400,000   $  6,280,960
Loveridge         Contra Costa,
                   CA                 6.53(E)         (B)          8.00      Nov. 1998      Nov. 2006      8,550,000      8,550,000
The Lakes         Kansas City, MO     5.12(D)(E)       4.87        4.87      Dec. 2006      Dec. 2006     13,650,000     12,750,000
Crowne Pointe     Olympia, WA         8.00             8.00        8.00      Dec. 1998      Dec. 2006      5,075,000      5,075,000
Orchard Hills     Tacoma, WA          8.00             8.00        8.00      Dec. 1998      Dec. 2006      5,650,000      5,650,000
Highland Ridge    St. Paul, MN        7.06(E)(F)       8.00        8.00      Feb. 1999      Feb. 2007     15,000,000     15,000,000
Newport Village   Tacoma, WA          7.89(C)          7.00        8.00      Jan. 1999      Jan. 2007     13,000,000     13,000,000
Sunset Downs      Lancaster, CA       5.59(E)         (B)          8.00       May 1999       May 2007     15,000,000     15,000,000
Willow Creek      Ames, IA            8.00             8.00        8.00      Oct. 1999      Oct. 2006      6,100,000      6,100,000
Cedar Pointe      Nashville, TN       8.00             8.00        8.00      Apr. 1999      Apr. 2007      9,500,000      9,500,000
Shannon Lake      Atlanta, GA         6.00             6.00        8.00      Jun. 1999      Jun. 2007     12,000,000     12,000,000
Bristol Village   Bloomington, MN     8.55(C)          7.50        8.00      Jun. 1999      Jun. 2005     17,000,000     17,000,000
Suntree           Ft. Myers, FL       7.50             7.50        8.00      Jul. 1999      Jul. 2007      7,500,000      7,500,000
River Run         Miami, FL           8.00             8.00        8.00      Aug. 1999      Aug. 2007      7,200,000      7,200,000
Pelican Cove      St. Louis, MO       7.50            (B)          8.00      Feb. 1999      Feb. 2007     18,000,000     18,000,000
Players Club(A)   Ft. Myers, FL       7.00             7.00        8.00      Aug. 1999      Aug. 2007      2,500,000      2,500,000
                                                                                                        ------------   ------------
                                                                                                        $162,125,000    161,105,960
                                                                                                        ------------
                                                                                                        ------------
Less: Allowance for loss on impairment of assets                                                                         (1,900,000)
                                                                                                                       ------------
Carrying Amount                                                                                                        $159,205,960
                                                                                                                       ------------
                                                                                                                       ------------

 * The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB.
(A) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $7,200,000 of the Players Club FMB.
(B) Pay rate is based on the net cash flow generated by the property.
(C) Includes receipt of deferred base interest relating to prior periods.
(D) Includes contingent interest received during the nine months ended September 30, 1995.
(E) See discussion below.
(F) Represents eight monthly payments.

   Due to increases in its real estate taxes, the obligor under the Highland Ridge FMB has opened discussions with the Partnership with regard to entering into a forbearance agreement. Based on current discussions and in addition to other terms and conditions, it is anticipated that such agreement, when finalized, will encompass a partial deferral of monthly interest payments for a period of four years to be repaid from future available cash flow or sale or refinancing proceeds. The FMB is currently paying interest two months in arrears at the stated rate and the property is delinquent in the payment of its 1995 installments of its real estate taxes. At this time, no agreement has been finalized and there is no assurance that an agreement will be signed.

   Effective with the May 1, 1995 payment date, the Loveridge and Sunset Downs FMBs have made payments based on the monthly net cash flow generated by the operations of the underlying properties in accordance with the terms of the agreement outlined below. Effective as of August 1, 1995, the obligor of the Sunset Downs FMB entered into a forbearance agreement. In accordance with the terms of this agreement, the obligor of the FMB is paying debt service on the FMB to the extent of cash flow generated by the underlying property. The difference between the pay rate and the stated rate of this FMB is deferred and payable out of available future cash flow. In addition, pursuant to the agreement, the obligor has replaced the present property manager and leasing agent with a new property manager who is an affiliate of the Related General Partner. Other terms of the agreement call for the deed to be transferred to the Partnership or its designee no later than January 30, 1997 should the obligor be unable to bring the FMB fully current on all interest due and payable (including deferred base interest) on or before that date. These and other obligations are secured by a guarantee from an affiliate of the obligor. No additional allowance for loss on impairment was required as a result of this transaction.

   Effective as of August 1, 1995, the original owner and obligor of the Loveridge FMB transferred the deed to the underlying property to an affiliate of the Related General Partner for limited consideration. Pursuant to the agreement, the Related General Partner's affiliate, who has not made an equity investment in the underlying property, assumed the day-to-day responsibilities and obligations of operating the property. The Partnership receives the monthly net cash generated by the property as payment toward debt service. No additional allowance for loss on impairment was required as a result of this transaction.

   With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $496,000 and $510,000 for the nine months ended September 30, 1995 and 1994, respectively.

   On May 13, 1993, the Partnership, on behalf of Lakes Project Investors, Inc. (``LPI''), an affiliate of the Related General Partner who replaced the original developer, deposited a cash escrow of $500,000 in connection with the filing of an appeal of a mechanics lien judgment rendered against The Lakes. In July, 1994, the appeal was rejected and the judgment affirmed. However, at that time LPI petitioned the court for a rehearing. On January 23, 1995, in settlement of this case, LPI and the plaintiff agreed that approximately $422,000 of the current escrow balance be paid to the plaintiff. The balance of funds (approximately $99,000) remaining in escrow was returned to LPI and thence to the Partnership. Previously, the Partnership had reserved fully for the appeal.

   On January 27, 1994, LPI sold an option to purchase the ownership interest in The Lakes, subject to the assumption of the obligation under the Partnership's $13,650,000 FMB, to an unrelated third party for $200,000. Pursuant to the terms of the option and assumption of the FMB, the option was exercised on August 31, 1994. As a result of the cash equity investment, The Lakes was reinstated as an FMB in 1994, as it was previously classified as an Asset Held for Sale. The net cash proceeds of approximately $487,000 (net of an escrow for certain repairs and closing costs), paid to the Partnership to reduce previously accrued and unpaid interest, was recorded as deferred income and is being accreted as interest income from participating first mortgage bonds over the remaining life of The Lakes FMB. The balance of the deferred income relating to The Lakes FMB was approximately $444,000 at September 30, 1995 and $474,000 at December 31, 1994.

C. Related Parties

   Prudential-Bache Properties, Inc. (``PBP'') and the Related General Partner (collectively, the ``General Partners'') and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with the services, the amount of which is limited by provisions of the Agreement of Limited Partnership (the ``Partnership Agreement''). The costs and expenses were:

                                                       Nine months ended        Three months ended
                                                         September 30,            September 30,
                                                     ----------------------    --------------------
                                                        1995         1994        1995        1994
---------------------------------------------------------------------------------------------------
PBP and affiliates:
  Management fee                                     $  303,984    $303,984    $101,328    $101,328
  General and administrative                             97,648      74,404      29,416      24,801
                                                     ----------    --------    --------    --------
                                                        401,632     378,388     130,744     126,129
                                                     ----------    --------    --------    --------
Related General Partner and affiliates:
  Management fee                                        303,984     303,984     101,328     101,328
  Loan servicing fees                                   303,152     303,152     102,162     102,162
  General and administrative                             20,308      10,787      10,227       2,780
                                                     ----------    --------    --------    --------
                                                        627,444     617,923     213,717     206,270
                                                     ----------    --------    --------    --------
                                                     $1,029,076    $996,311    $344,461    $332,399
                                                     ----------    --------    --------    --------
                                                     ----------    --------    --------    --------

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

   PSI owns 61,265 BUC$ at September 30, 1995.

   The Players Club property (securing a $2,500,000 FMB in this Partnership) also secures an FMB for $7,200,000 owned by Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of this Partnership.

   The obligors of the Suntree, Players Club and River Run FMBs are affiliates of the Related General Partner.

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

   On November 28, 1994, the transferee court deemed each of the complaints in the constituent actions (including Kinnes) amended to conform to the allegations of the consolidated complaint. PSI and PBP, along with various other defendants, filed a motion to dismiss the consolidated complaint on December 20, 1994. By order dated August 29, 1995, the transferee court granted plaintiffs' motion for temporary class certifica-tion, preliminarily approved a settlement entered into between plaintiffs and PBP and PSI, scheduled a fairness hearing for November 17, 1995, approved the form and content of the notice to class members and directed that it be provided to class members. The full amount due under the settlement agreement has been paid by PSI. The case as against the Related General Partner is still pending.

E. Subsequent Event

   In November 1995, a distribution of approximately $2,379,000 and $49,000 was paid to the BUC$holders and General Partners, respectively, for the quarter ended September 30, 1995.

                           SUMMIT TAX EXEMPT L.P. II
                            (a limited partnership)
           ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)

Liquidity and Capital Resources

   Summit Tax Exempt L.P. II (``the Partnership'') has invested in sixteen tax-exempt participating first mortgage bonds (``FMBs'') issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment properties.

   At the beginning of the year, the Partnership had cash and temporary investments of $3,048,000. After payment of distributions and receipt of the net cash flow from operations, the Partnership ended the quarter with $3,910,000 in cash and temporary investments. The third quarter distribution of $2,379,000 ($.26 per BUC) was paid to BUC$holders in November 1995 from cash flow from operations. As further discussed in Note B to the financial statements, two FMBs were restructured effective as of August 1, 1995. These restructurings may negatively impact liquidity in future quarters. Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.

Results of Operations

   Net income increased by $233,000 and $79,000 for the nine months and three months ended September 30, 1995, respectively, as compared to 1994 for the reasons discussed below.

   Interest income from FMBs increased by $128,000 for the nine months and decreased by $26,000 for the three months ended September 30, 1995, respectively, as compared to 1994. The increase for the nine months is primarily due to additional interest received from the Newport Village, Shannon Lakes, Bristol Village, Players Club and Suntree FMBs as required by the terms of their respective forbearance agreements together with, increased cash flow generated by the Pelican Cove property resulting in an increase in its interest payments to the Partnership and contingent interest received from The Lakes. The increase for the nine months is partially offset by reduced debt service payments received from the Loveridge and Sunset Downs FMBs during the six month period ended September 30, 1995 (see Note B to the financial statements for further discussion) and nonrecurring contingent interest received in 1994 from Crowne Pointe and Willow Creek. The decrease for the three months ended September 30, 1995 is due to the reduced debt service payments received from the Loveridge and Sunset Downs FMBs.

   Interest income from promissory notes decreased by $11,000 and $4,000 for the nine and three months ended September 30, 1995, respectively, as compared to 1994 due to the repayment of the Pelican Cove and The Lakes property tax loans in May 1994.

   Interest income from temporary investments increased by approximately $49,000 and $14,000 for the nine and three months ended September 30, 1995, respectively, as compared to 1994 due to higher interest rates and invested balances in 1995.

   General and administrative expenses increased by approximately $50,000 and $21,000 for the nine and three months ended September 30, 1995, respectively, as compared to 1994. This increase is primarily due to an increase in administrative expense as well as legal costs relating to the Kinnes litigation described in Note D to the financial statements.

Property Information

   The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of October 15, 1995:

                                                                                                                Minimum
                                                                                       Annualized Interest      Annual
                                                                                            Rate Paid          Pay Rate
                                                                           Stated         for the nine           as of
                                              Face                        Interest        months ended         September
  Property            Location            Amount of FMB     Occupancy      Rate*       September 30, 1995*       1995
------------------------------------------------------------------------------------------------------------------------
  Bay Club            Mt. Pleasant, SC    $  6,400,000         96.9%        8.25%              8.04%              7.25%
  Loveridge           Contra Costa, CA       8,550,000         89.1         8.00               6.53(E)            (B)
  The Lakes           Kansas City, MO       13,650,000         91.1         4.87               5.12(D)(E)         4.87
  Crowne Pointe       Olympia, WA            5,075,000         99.4         8.00               8.00               8.00
  Orchard Hills       Tacoma, WA             5,650,000         94.3         8.00               8.00               8.00
  Highland Ridge      St. Paul, MN          15,000,000         97.8         8.00               7.06(E)(F)         8.00
  Newport Village     Tacoma, WA            13,000,000         93.1         8.00               7.89(C)            7.00
  Sunset Downs        Lancaster, CA         15,000,000         79.3         8.00               5.59(E)            (B)
  Willow Creek        Ames, IA               6,100,000        100.0         8.00               8.00               8.00
  Cedar Pointe        Nashville, TN          9,500,000         95.7         8.00               8.00               8.00
  Shannon Lake        Atlanta, GA           12,000,000         95.2         8.00               6.00               6.00
  Bristol Village     Bloomington, MN       17,000,000        100.0         8.00               8.55(C)            7.50
  Suntree             Ft. Myers, FL          7,500,000         85.2         8.00               7.50               7.50
  River Run           Miami, FL              7,200,000         96.9         8.00               8.00               8.00
  Pelican Cove        St. Louis, MO         18,000,000         98.7         8.00               7.50               (B)
  Players Club(A)     Ft. Myers, FL          2,500,000         90.2         8.00               7.00               7.00
                                          -------------
                                          $162,125,000
                                          -------------
                                          -------------
------------------------------------------------------------------------------------------------------------------------

    * The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB.
   (A) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $7,200,000 of the Players Club FMB.
   (B) Pay rate is based on the net cash flow generated by the property.
   (C) Includes receipt of deferred base interest relating to prior periods.
   (D) Includes contingent interest received during the nine months ended September 30, 1995.
   (E) See Note B to the financial statements.
   (F) Represents eight monthly payments.

General

   The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosures, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.

   Certain property owners have, at times, supplemented the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy FMB interest requirements, if necessary. The owner of the Highland Ridge property supplemented cash flow generated by the respective properties to meet its interest payments during the nine months ended September 30, 1995. The owner of the Sunset Downs and Loveridge properties supplemented the cash flow generated by the respective properties to meet their interest payments during the first two months of 1995. (See Note B to the financial statements for further discussion.)

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

                        (10ah)--Settlement Agreement for the Loveridge First
                                Mortgage Bond dated July 31, 1995 (filed herewith)

                                (10ai)--Settlement and Forbearance Agreement for
                                        the Sunset Downs First Mortgage Bond
                                        dated July 31, 1995 (filed herewith)

              27--Financial Data Schedule (filed herewith)

       (b) Reports on Form 8-K--No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUMMIT TAX EXEMPT L.P. II

By: Prudential-Bache Properties, Inc.
    A Delaware corporation, General Partner
     By: /s/ Eugene D. Burak                      Date: November 14, 1995
     ----------------------------------------
     Eugene D. Burak
     Vice President and Chief Accounting
     Officer
By: Related Tax Exempt Associates II, Inc.
    A Delaware corporation, General Partner
     By: /s/ Alan P. Hirmes                       Date: November 14, 1995
     ----------------------------------------
     Alan P. Hirmes
     Vice President