Form 10-K
period 1995-12-31
SUMMIT TAX EXEMPT L P II
filed 1996-04-01
CIK 792924

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

/x/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE AC
    OF 1934

For the fiscal year ended December 31, 1995
                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         Commission File Number 0-15726

                            SUMMIT TAX EXEMPT L.P. II
             (Exact name of Registrant as specified in its charter)

          Delaware                                          13-3370413
          --------                                          ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
incorporation or organization)                                   No.)

625 Madison Avenue, New York, New York                           10022
- --------------------------------------                           -----
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code: (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

       None

Securities registered pursuant to Section 12(g) of the Act:

       Beneficial Unit Certificates

        Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

        Agreement of Limited Partnership, dated July 2, 1986, included as part of the Registration Statement filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933 is incorporated by reference into Part IV of this Annual Report on Form 10-K.

Index to exhibits may be found on page

Page 1 of

                                     PART I

Item 1.       Business.

General

        Summit Tax Exempt L.P. II, a Delaware limited partnership (the "Registrant"), was formed on April 11, 1986 and will terminate on December 31, 2020 unless terminated sooner under the provisions of the Registrant's Agreement of Limited Partnership (the "Partnership Agreement"). The Registrant was formed to invest in tax-exempt participating first mortgage revenue bonds ("First Mortgage Bonds" or "FMBs") issued by various state or local governments or their agencies or authorities. These investments were made with proceeds from the initial sale of 9,151,620 Beneficial Unit Certificates ("BUC$"). The FMBs are secured by participating first mortgage loans ("Mortgage Loans") on multi-family residential apartment properties ("Properties") developed by unaffiliated developers. The Properties are garden apartment projects diversified nationwide. The Registrant's fiscal year for book and tax purposes ends on December 31.

        The Registrant is engaged solely in the business of investing in FMBs; therefore, presentation of industry segment information is not applicable.

General Partners

        The general partners of the Registrant are Prudential-Bache Properties, Inc. ("PBP") and Related Tax Exempt Associates II, Inc. (the "Related General Partner") (collectively, the "General Partners"). Related BUC$ Associates II, Inc. (the "Assignor Limited Partner"), which acquired and holds limited partnership interests on behalf of those persons who purchase BUC$, has assigned to those persons substantially all of its rights and interests in and under such limited partnership interests. The Related General Partner and the Assignor Limited Partner are under common ownership.

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

Structure of First Mortgage Bonds

        The principal and interest payments on each FMB are payable only from the cash flows, including proceeds in the event of a sale, from the Properties underlying the FMBs. None of these FMBs constitute a general obligation of any state or local government, agency or authority. The FMBs are secured by the Mortgage Loans on the underlying Properties and the structure of each Mortgage Loan mirrors the structure of the corresponding FMB.

        Unless otherwise modified, the principal of the FMBs will not be amortized during their respective terms (which are generally up to 24 years) and will be required to be repaid in lump sum "balloon" payments at the expiration of the respective terms or at such earlier times as the Registrant may require pursuant to the terms of the bond documents. The Registrant has a right to require redemption of the FMBs approximately twelve years after their issuance. The Registrant anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold to maturity.

        In addition to the stated base rates of interest ranging from 4.87% to 8.25% per annum, each of the FMBs (which have not been modified) provides for "contingent interest" which is equal to: (a) an amount equal to 50% to 100% of net property cash flow and 75% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annually compounded interest at a rate ranging from 9.0% to 9.25% on a cumulative basis, and thereafter (b) an amount equal to 25% to 50% of the remaining net property cash flow and 25% to 50% of the remaining net sale or refinancing proceeds until the borrower has paid interest at a simple annual rate of 16% over the term of the FMB. Both the stated and contingent interest are exempt from federal income taxation. Only one FMB, The Lakes, paid contingent interest in 1995. Such amount paid was approximately $68,000.

        In order to protect the tax-exempt status of the FMBs, the owners of Properties are required to enter into certain agreements to own, manage and operate such Properties in accordance with requirements of the Internal Revenue Code.

        No single FMB provided interest income which exceeded 15% of the Registrant's total revenue for any of the years ended December 31, 1995, 1994 or 1993.


                            SUMMIT TAX EXEMPT L.P. II

                             (a limited partnership)

        The following table lists the FMBs that the Registrant owns together with the occupancy and rental rates of the underlying properties:


                                                                                    Average
                                                                          Final     Interest    Stated
                                               Face Amount    Carrying  Completion  Rate Paid  Interest
Property                         Closing Date   of Bond        Amount     Date      in 1995*     Rate
- --------                         ------------   -------        ------     ----      --------     ----
Bay Club, Mt. Pleasant, SC         9/11/86    $ 6,400,000   $ 6,287,573   12/87      7.50%(A)   8.25%
Loveridge, Contra Costa, CA        11/13/86     8,550,000     8,550,000   3/87       6.80       8.00
The Lakes, Kansas City, MO         12/30/86    13,650,000    12,750,000   1/89       5.30 (E)   4.87
Crowne Pointe, Olympia, WA         12/31/86     5,075,000     5,075,000   6/87       8.00       8.00
Orchard Hills, Tacoma, WA          12/31/86     5,650,000     5,650,000   9/87       8.00       8.00
Highland Ridge, St. Paul, MN       2/02/87     15,000,000    15,000,000   1/89       7.80 (F)   8.00
Newport Village, Tacoma, WA        2/11/87     13,000,000    13,000,000   2/87       7.80 (D)   8.00
Sunset Downs, Lancaster, CA        2/11/87     15,000,000    15,000,000   7/87       5.70       8.00
Pelican Cove, St. Louis, MO        2/27/87     18,000,000    17,600,000   11/89      7.50       8.00
Willow Creek, Ames, IA             2/27/87      6,100,000     6,100,000   8/88       8.00       8.00
Cedar Pointe, Nashville, TN        4/22/87      9,500,000     9,500,000   9/89       8.00       8.00
Shannon Lake, Atlanta, GA          6/26/87     12,000,000    12,000,000   8/88       6.00       8.00
Bristol Village, Bloomington, MN   7/31/87     17,000,000    17,000,000   9/89       7.90 (D)   8.00
Suntree, Ft. Myers, FL             7/31/87      7,500,000     7,500,000   12/85      7.50       8.00
River Run, Miami, FL               8/07/87      7,200,000     7,200,000   7/87       8.00       8.00
Players Club, Ft. Myers, FL (B)    8/14/87      2,500,000     2,500,000   12/85      7.00       8.00
                                                ----------   -----------
                                              $162,125,000  $160,712,573
                                              ============
Less:Allowance for loss on impairment of assets              (2,500,000)
                                                            ------------
Carrying amount                                             $158,212,573
                                                            ============




                                    Minimum
                                    Pay Rate at     Occupancy     Rental Rates      No. of
                                    December       February 11,  at December 31,   Rental
Property                            31, 1995*         1996           1995           Units
- --------                            ---------      -----------   ---------------    -----
Bay Club, Mt. Pleasant, SC            7.25%(A)        97.5%       $505-655          160
Loveridge, Contra Costa, CA                (C)        95.2         552-691          148
The Lakes, Kansas City, MO            4.87            91.6         380-560          400
Crowne Pointe, Olympia, WA            8.00            95.0         480-775          160
Orchard Hills, Tacoma, WA             8.00            96.0         460-755          176
Highland Ridge, St. Paul, MN          8.00            94.7         675-1,200        228
Newport Village, Tacoma, WA           7.00            90.3         435-590          402
Sunset Downs, Lancaster, CA                (C)        78.5         460-680          264
Pelican Cove, St. Louis, MO                (C)        98.2         465-625          402
Willow Creek, Ames, IA                8.00            00.0         500-825          138
Cedar Pointe, Nashville, TN           8.00            93.7         480-810          210
Shannon Lake, Atlanta, GA             6.00            98.0         385-680          294
Bristol Village, Bloomington, MN      7.50            00.0         610-1,059        290
Suntree, Ft. Myers, FL                7.50            92.4         450-635          240
River Run, Miami, FL                  8.00            94.4         609-829          164
Players Club, Ft. Myers, FL (B)       7.00            87.6         450-645          288


- ----------
*The rate paid represents the interest recorded by the Registrant while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.
(A) The minimum pay rate on the FMB increases in increments from 6.0% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the property's fiscal year-end based on audited financial statements to no less than the minimum pay rate.
(B) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Registrant, acquired the other $7,200,000 of the Player's Club bond issue.
(C)  The minimum pay rate is the current cash flow of the property.
(D)  Includes receipt of deferred base interest relating to prior periods.
(E)  Includes receipt of primary and supplemental contingent interest.
(F) Reflects payments received in connection with proposed forbearance effective with the November 1, 1995 payment which is currently being finalized.

Note: Provisions for loss on impairment of assets of $1,000,000 and $500,000, were recorded during the years ended December 31, 1995 and 1994, respectively, to record the estimated impairment of FMBs based upon an analysis of estimated cash flows from the individual properties securing the FMBs bringing the total allowance for loss on impairment of assets at December 31, 1995 to $2,500,000.

Bond Modifications/Forbearance Agreements

        Due to increases in its real estate taxes, the obligor under the Highland Ridge FMB is in final stages of negotiations with the Registrant with regard to entering into a forbearance agreement. Based on current discussions and in addition to other terms and conditions, it is anticipated that such agreement, when finalized, will encompass a partial deferral on monthly interest payments for a period of four years to be repaid from future available cash flow or sale or refinancing proceeds. In addition delinquent taxes will be paid by the developer over an 18 month period. Also, the developer has offered to guarantee this obligation with a personal guarantee. Since November, 1995 the FMB has paid partial payments of interest two months in arrears at a 7.0% annualized rate and the property is delinquent in the payment of its 1995 installments of its real estate taxes. At this time, no agreement has been finalized and there is no assurance that an agreement will be signed.

        In June 1992, under a forbearance agreement, the Sunset Downs property began paying debt service at 7.0% and was scheduled to increase in annual increments to the original stated rate of 8.0% in June 1996. Effective with the May 1, 1995 payment date, the Sunset Downs FMB has made payments based on the monthly net cash flow generated by the operations of its underlying property in accordance with the terms of the agreement outlined below. Effective as of August 1, 1995, the obligor of the Sunset Downs FMB entered into a forbearance agreement. In accordance with the terms of this agreement, the obligor of the FMB is paying debt service of the FMB to the extent of cash flow generated by the underlying property. In addition, pursuant to the agreement, the obligor has replaced the present property manager and leasing agent with a new property manager who is an affiliate of the Related General Partner. Other terms of the agreement call for the deed to be transferred to the Registrant or its designee no later that January 30, 1997 should the obligor be unable to bring the FMB fully current on all interest due and payable (including deferred base interest) on or before that date. These and other obligations are secured by a guarantee from an affiliate of the obligor.

        Effective with the May 1, 1995 payment date, the Loveridge FMB has made payments based on the monthly net cash flow generated by the operations of the underlying properties in accordance with the terms of the agreement outlined below. Subsequently on August 1, 1995, the original owner and obligor of the Loveridge FMB transferred the deed to the underlying property to an affiliate of the Related General Partner for limited consideration. Pursuant to the agreement, the Related General Partner's affiliate, who has not made an equity investment in the underlying property, assumed the day-to-day responsibilities and obligations of operating the property. The Registrant receives the monthly net cash generated by the property as payment toward debt service.

        On May 13, 1993, the Registrant, on behalf of Lakes Project Investors, Inc. ("LPI"), an affiliate of the Related General Partner who replaced the original developer, deposited a cash escrow of $500,000 in connection with the filing of an appeal of a mechanics lien judgement rendered against LPI. In July, 1994, the appeal was rejected and the judgement affirmed. However, at that time LPI petitioned the court for a rehearing. On January 23, 1995, in settlement of this case, LPI and the plaintiff agreed that approximately $422,000 of the current escrow balance be paid to the plaintiff. The balance of funds (approximately $99,000) remaining in escrow was returned to LPI and thence to the Registrant as payment towards previously accrued and unpaid interest. Previously, the Registrant had reserved fully for the appeal.

        On January 27, 1994, LPI sold an option to purchase the ownership interest in the Lakes, subject to the assumption of the obligation under the Registrant's $13,650,000 FMB, to an unrelated third party for $200,000. The Lakes FMB was modified to allow debt service payments at 4.87% per annum with 100% of the excess property cash flow paid to the Registrant up to a rate of 5.24% and participation in the net cash flow thereafter. Pursuant to the terms of the option and assumption of the FMB, the option was exercised on August 31, 1994. The net cash proceeds of approximately $487,000 (net of an escrow for certain repairs and closing costs), paid to the Registrant to reduce previously accrued and unpaid interest, was recorded as deferred income and is being accreted as interest income from participating first mortgage bonds over the remaining life of The Lakes FMB. The balance of the deferred income relating to The Lakes FMB was approximately $434,000 at December 31, 1995 and $474,000 at December 31, 1994.

        In 1992, forbearance agreements were finalized with the owners of the Newport Village, Bristol Village, Suntree and Players Club properties. In October 1992, the Newport Village property began paying debt service at 6.0% per annum and is scheduled to increase in annual increments to the original stated rate of 8.0% in September 1996. In October 1992, the Bristol Village property began paying debt service at 6.0% per annum and is scheduled to increase in annual increments to the stated rate of 8.0% in January 1997. During 1992, the Suntree and Players Club properties began paying debt service at 7.0% per annum. In 1994, the Suntree and Players Club forbearance agreements were further modified to allow debt service payments to be made at 6.0% per annum through the end of 1994. Effective January 1, 1995, and again extended effective January 1, 1996 the Suntree and Players Club forbearance agreements were again modified to allow minimum debt service payments to be made at 7.5% and 7.0% per annum, respectively, through the end of 1996.

        A forbearance agreement with the owner of the Shannon Lake property made in 1991 was further modified in April 1993 to allow the borrower to pay monthly interest at 6.0% per annum through December 1995. These agreement have been subsequently extended through 1996. The borrower has asked for a two year extension of the forbearance which is currently being negotiated. In addition, the Registrant made a $138,000 loan in April 1993 to the owner of the property underlying the Shannon Lake FMB for the payment of past due property taxes. The loan requires interest only payments at 8.5% per annum, payable monthly, commencing on May 1, 1993, with the principal due on April 30, 1996. The current balance outstanding as of December 31, 1995 is approximately $138,000. Due to the forbearance agreement, an allowance for possible loss was established for the entire loan amount during 1993. Interest payments on both the FMB and the tax loan are current at December 31, 1995.

        The Registrant also made a $125,000 loan in April 1993 to the owner of the property underlying the Bristol Village FMB for payment of past due property taxes. This loan is self-amortizing over four years with interest at 8.0% per annum payable monthly. The current balance outstanding as of December 31,1995 is approximately $49,000. Payments on this loan are current at December 31, 1995.

        In 1990, the terms of the Bay Club FMB were modified when the equity interest in the property and the related obligation of the FMB were sold by an affiliate of the Related General Partner to an unrelated third party. As part of this transaction, the minimum annual pay rate increases in annual increments from 6.0% in 1990 to 8.25% in 1997. The difference between the rate paid and the original stated rate is payable from available future cash flow or ultimately from sale or refinancing proceeds. As part of this modification, the Registrant received $360,000 in a 13% second mortgage note with interest and principal payments due monthly through December 1996. This note is also partially secured by a letter of credit. Deferred income equal to the amount of the promissory note was recorded in the statements of financial condition. As a result of this transaction, income is recognized only as and when the Registrant receives payments on the promissory note. The balances of both the promissory note and deferred income were approximately $22,000 and $95,000 at December 31, 1995 and 1994, respectively. A loss of $264,547 was recorded on this transaction in 1990 to reflect the concessions granted.

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

        With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $704,000, $931,000 and $2,377,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

        The determination as to whether it is in the best interest of the Registrant to enter into forbearance agreements on the FMBs, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.

Employees

        The Registrant has no employees. Management and administrative services for the Registrant are performed by the General partners and their affiliates pursuant to the Partnership Agreement. See Note 5 to the financial statements in
Item 8.

Item 2.       Properties

              The Registrant does not own or lease any property.

Item 3.       Legal Proceedings

              This information is incorporated by reference to Note 6 to the financial statements in Item 8.

Item 4.       Submission of Matters to a Vote of BUC$holders

              None

                                     PART II

Item 5.       Market for the Registrant's BUC$ and Related BUC$holder Matters.

        As of March 1, 1996 there were 9,255 holders of record owning 9,151,620 BUC$. A significant secondary market for the BUC$ has not developed and it is not expected that one will develop in the future. There are also certain restrictions set forth in Sections 12 and 13 of the Partnership Agreement limiting the ability of a BUC$holder to transfer their BUC$. Consequently, BUC$holders may not be able to liquidate their investments in the event of emergency or for any other reason.

        Cash distributions per BUC were paid during the following calendar quarters. Distributions were funded by adjusted cash flow from operations.

              Quarter Ended                           1995            1994
              -------------                          ----------------------
              March 31                               $0.26            $0.26
              June 30                                 0.26             0.26
              September 30                            0.26             0.26
              December 31                             0.26             0.26

        There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Approximately $514,000 of the $9,518,000 and $87,000 of the $9,518,000 paid to the BUC$holders in 1995 and 1994, respectively represents a return of capital on a GAAP basis. (The return of capital on a GAAP basis is calculated as BUC$holder distributions less net income allocated to BUC$holders). The Registrant currently expects that cash distributions will continue to be paid in the foreseeable future from current and previously undistributed cash flow from operations. For a discussion of other factors that may affect the amount of future distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.

Item 6.       Selected Financial Data.

        The information set forth below presents selected financial data of the Registrant. Additional financial information is set forth in the financial statements and notes thereto contained in Item 8 hereof.


                                                  Year ended December 31,
                               ------------------------------------------------------------

                               1995         1994          1993          1992           1991
                               ----         ----          ----          ----           ----

Interest income from
   participating first
   mortgage bonds        $ 11,895,439  $ 11,765,112  $ 11,543,922  $ 11,132,119  $ 11,541,532
                         ============  ============  ============  ============  ============

Provision for loss on
   impairment of assets  $  1,000,000  $    500,000  $  1,000,000  $          0  $          0
                         ============  ============  ============  ============  ============

Net income               $  9,187,803  $  9,623,049  $  8,285,673  $  9,214,047  $  9,876,279
                         ============  ============  ============  ============  ============

Net income per BUC       $       0.98  $       1.03  $       0.89  $       0.99  $       1.06
                         ============  ============  ============  ============  ============

Total assets             $164,957,435  $165,917,943  $165,778,624  $166,738,439  $167,337,238
                         ============  ============  ============  ============  ============

Distributions to
BUC$holders              $  9,517,685  $  9,517,685  $  9,517,685  $  9,536,926  $  9,563,489
                         ============  ============  ============  ============  ============

Distributions per BUC    $     1.0400  $     1.0400  $     1.0400  $     1.0421  $     1.0450
                         ============  ============  ============  ============  ============


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

        Summit Tax Exempt L.P. II (the "Registrant") has invested in sixteen tax-exempt participating first mortgage bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment properties.

        At the end of 1995, the Registrant had cash and temporary investments of approximately $3,773,000. The fourth quarter distribution of approximately $2,379,000 ($.26 per BUC) was paid to BUC$holders in February 1996 from cash flow from operations.

        Interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Registrant in future years and to fund distributions.

        Management is not aware of any trends or events, commitments or uncertainties that will impact liquidity in a material way. Management believes the only impact would be from laws that have not been adopted. The Registrant's investments in mortgage loans are secured by a Registrant interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings.

Results of Operations

        FMBs are carried at cost less a valuation allowance where appropriate. The Registrant periodically evaluates the collectibility of both interest and principal of its FMBs to determine whether they are impaired. An FMB is considered to be impaired when, based on current information and events, it is probable that the Registrant will be unable to collect all amounts due according to the existing contractual terms. When an FMB is considered to be impaired , the amount of the valuation allowance is determined by discounting the expected cash flows at the FMB's original effective interest rate, or, for practical purpose, at the estimated fair value of the collateral.

        The process of determining impairment of the FMBs and the appropriate level of the valuation allowance is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates. The cash flows used in this process are based on good faith estimates and assumptions developed by the Registrant's Management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, which, in turn, could cause additional impairments. Thus, the Registrant may be required to provide for additional valuation allowances, which could be material, in subsequent years.

        The Registrant's accounting policy for its FMBs conforms to Statement of Financial Accounting Standards 114 and 118, "Accounting by Creditors for Impairment of a Loan" (the "Statements"), which the Registrant adopted in 1995. Adoption of the Statements did not have a material impact on the Registrant's financial position or results of operations. Prior to the adoption of the Statements, the Registrant classified FMBs as Assets Held for Sale when the original owner of the property and obligor of the FMB was replaced by an affiliate of the Related General Partner, who had not made an equity investment in the property. Because the Registrant has not declared default on these FMBs and has no present intention to do so, they have been reclassified as FMBs for all periods presented, in accordance with the Statements. Such FMBs were written down to the estimated fair value of the underlying properties at the time the original owners were replaced.

1995 vs. 1994

        Net income decreased approximately $435,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to the provision for loss on impairment of assets of $1,000,000 and $500,000 recorded in 1995 and 1994, respectively, and for the reasons discussed below.

        Interest income from FMBs increased by approximately $130,000 as compared to the corresponding period in 1994 primarily due to additional interest received from the Newport Village, Shannon Lake, Bristol Village, Players Club, Bay Club and Suntree FMBs as required by the terms of their respective forbearance agreements together with increased cash flow generated by the Pelican Cove property resulting in an increase of its interest payments to the Registrant and contingent interest received from The Lakes. The increase is partially offset by reduced debt service payments received from the Loveridge, Sunset Downs and Highland Ridge FMBs and nonrecurring contingent interest received in 1994 from Crowne Pointe and Willow Creek.

        Interest income from temporary investments increased approximately $52,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 due to higher interest rates and invested balances in 1995.

        Interest income from promissory notes decreased approximately $14,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 due to the repayment of the Pelican Cove and The Lakes property tax loans in May 1994.

        A $1,000,000 provision for loss on impairment of assets was recorded during the year ended December 31, 1995 to reflect the estimated impairment of the FMBs based upon an analysis of estimated cash flows from the individual properties securing the FMBs.

        General and administrative expenses increased approximately $126,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to an increase in administrative expense as well as legal costs relating to the Kinnes litigation described in Note 6 to the financial statements.

1994 vs. 1993

        Net income increased by approximately $1,337,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993 for the reasons discussed below.

        Interest income from FMBs increased by approximately $221,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993. This increase was primarily due to increased interest paid on the Newport Village, Sunset Downs, Bristol Village and The Lakes FMBs pursuant to the terms of their respective forbearance agreements, and contingent interest received from the Crowne Pointe and The Lakes FMBs. These increases were partially offset by reduced rates paid on the Shannon Lake, Suntree and Players Club FMBs resulting from modifications to their respective forbearance agreements in 1993 and 1994. In addition, less interest was paid by Bay Club in 1994 than in 1993.

        Interest income from temporary investments increased by approximately $19,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993 primarily due to higher interest rates and invested balances.

        Interest income from promissory notes decreased by approximately $23,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993 primarily due to the repayment of the Pelican Cove and The Lakes property tax loans.

        A $500,000 provision for loss on impairment of assets was recorded during the year ended December 31, 1994 to reflect the estimated impairment of the FMBs based upon an analysis of estimated cash flows from the individual properties securing the FMBs. A $1,000,000 provision for loss on impairment of assets was recorded during the year ended December 31, 1993. This provision was based on estimates of the value of the underlying properties using the discounted cash flow method which includes the discounted value of the favorable tax-exempt bond financing.

        During 1994, an additional $22,000 was recorded for the loss on the mechanics lien judgment relating to the Lakes (see Note 3 to the financial statements).

        General and administrative expenses decreased by approximately $105,000 for the year ended December 31, 1994 as compared to the corresponding period in 1993 reflecting lower legal costs related to the Levine litigation described in
Note 6 to the financial statements and a general reduction in the costs associated with the administration of the Registrant.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)

        The following table lists the FMBs that the Registrant owns together with the occupancy and rental rates of the underlying properties:



                                                                                              Average
                                                                                   Final      Interest
                                                    Face Amount      Carrying   Completion    Rate Paid
Property                           Closing Date      of Bond          Amount      Date        in 1995*
- --------                           ------------      -------          ------      ----        --------
Bay Club, Mt. Pleasant, SC           9/11/86      $ 6,400,000     $ 6,287,573     12/87        7.50% (A)
Loveridge, Contra Costa, CA          11/13/86       8,550,000       8,550,000     3/87         6.80
The Lakes, Kansas City, MO           12/30/86      13,650,000      12,750,000     1/89         5.30 (E)
Crowne Pointe, Olympia, WA           12/31/86       5,075,000       5,075,000     6/87         8.00
Orchard Hills, Tacoma, WA            12/31/86       5,650,000       5,650,000     9/87         8.00
Highland Ridge, St. Paul, MN         2/02/87       15,000,000      15,000,000     1/89         7.80 (F)
Newport Village, Tacoma, WA          2/11/87       13,000,000      13,000,000     2/87         7.80 (D)
Sunset Downs, Lancaster, CA          2/11/87       15,000,000      15,000,000     7/87         5.70
Pelican Cove, St. Louis, MO          2/27/87       18,000,000      17,600,000     11/89        7.50
Willow Creek, Ames, IA               2/27/87        6,100,000       6,100,000     8/88         8.00
Cedar Pointe, Nashville, TN          4/22/87        9,500,000       9,500,000     9/89         8.00
Shannon Lake, Atlanta, GA            6/26/87       12,000,000      12,000,000     8/88         6.00
Bristol Village, Bloomington, MN     7/31/87       17,000,000      17,000,000     9/89         7.90 (D)
Suntree, Ft. Myers, FL               7/31/87        7,500,000       7,500,000     12/85        7.50
River Run, Miami, FL                 8/07/87        7,200,000       7,200,000     7/87         8.00
Players Club, Ft. Myers, FL (B)      8/14/87        2,500,000       2,500,000     12/85        7.00
                                                   ----------     -----------
                                                 $162,125,000    $160,712,573
                                                 ============
Less:Allowance for loss on impairment of assets                   (2,500,000)
                                                                 ------------
Carrying amount                                                  $158,212,573
                                                                 ============




                                                         Minimum
                                        Stated           Pay Rate at     Occupancy        Rental Rates    No. of
                                       Interest          December        February 11,    at December 31,  Rental
Property                                Rate*            31, 1995*         1996              1995         Units
- --------                                -----            ---------       -----------     --------------   -----
Bay Club, Mt. Pleasant, SC              8.25%             7.25% (A)        97.5%           $505-655        160
Loveridge, Contra Costa, CA             8.00                    (C)        95.2             552-691        148
The Lakes, Kansas City, MO              4.87              4.87             91.6             380-560        400
Crowne Pointe, Olympia, WA              8.00              8.00             95.0             480-775        160
Orchard Hills, Tacoma, WA               8.00              8.00             96.0             460-755        176
Highland Ridge, St. Paul, MN            8.00              8.00             94.7             675-1,200      228
Newport Village, Tacoma, WA             8.00              7.00             90.3             435-590        402
Sunset Downs, Lancaster, CA             8.00                   (C)         78.5             460-680        264
Pelican Cove, St. Louis, MO             8.00                   (C)         98.2             465-625        402
Willow Creek, Ames, IA                  8.00              8.00             00.0             500-825        138
Cedar Pointe, Nashville, TN             8.00              8.00             93.7             480-810        210
Shannon Lake, Atlanta, GA               8.00              6.00             98.0             385-680        294
Bristol Village, Bloomington, MN        8.00              7.50             00.0             610-1,059      290
Suntree, Ft. Myers, FL                  8.00              7.50             92.4             450-635        240
River Run, Miami, FL                    8.00              8.00             94.4             609-829        164
Players Club, Ft. Myers, FL (B)         8.00              7.00             87.6             450-645        288



- ----------
*The rate paid represents the interest recorded by the Registrant while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.
A) The minimum pay rate on the FMB increases in increments from 6.0% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the property's fiscal year-end based on audited financial statements to no less than the minimum pay rate.
(B) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Registrant, acquired the other $7,200,000 of the Player's Club bond issue.
(C)  The minimum pay rate is the current cash flow of the property.
(D) Includes receipt of deferred base interest relating to prior periods.
(E)  Includes receipt of primary and supplemental contingent interest.
(F) Reflects payments received in connection with proposed forbearance effective with the November 1, 1995 payment which is currently being finalized.

Note: Provisions for loss on impairment of assets of $1,000,000 and $500,000, were recorded during the years ended December 31, 1995 and 1994, respectively, to record the estimated impairment of FMBs based upon an analysis of estimated cash flows from the individual properties securing the FMBs bringing the total allowance for loss on impairment of assets at December 31, 1995 to $2,500,000.

General

        The determination as to whether it is in the best interest of the Registrant to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosures, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.

        The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $704,000, $931,000 and $2,377,000 was not recognized for the years ended December 31, 1995, 1994 and 1993, respectively.

        From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will continue to elect to supplement property cash flow to satisfy bond interest requirements if necessary. The owners of the Sunset Downs, Highland Ridge and Loveridge properties supplemented the cash flow generated by the respective properties to meet the required interest payments in 1994. No property owner made supplementary payments in 1995.

Item 8. Financial Statements and Supplementary Data.

(a) 1.  Financial Statements                                               Page
        --------------------                                               ----

        Independent Auditors' Report

        Statements of Financial Condition as of December 31, 1995 and
        1994

        Statements of Income for the years ended December 31, 1995, 1994 and 1993

        Statements of Changes in Partners' Capital (Deficit) for the years ended December 31, 1995, 1994 and 1993

        Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

        Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
Summit Tax Exempt L.P. II
New York, New York

        We have audited the accompanying statements of financial condition of Summit Tax Exempt L.P. II (a Delaware Limited Partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the General Partners. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the General Partners, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such financial statements present fairly, in all material respects, the financial position of Summit Tax Exempt L.P. II as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

New York, New York
March 20, 1996

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                            December 31,
                                                        --------------------
                                                        1995            1994
                                                        ----            ----

Participating first mortgage bonds, net          $158,212,573      $159,186,119
Temporary investments                               2,800,000         2,175,490
Cash and cash equivalents                             972,889           872,662
Cash held in escrow                                         0           520,677
Interest receivable, net                              899,299           797,401
Promissory notes receivable, net                       70,513           175,405
Deferred bond selection fees, net                   1,989,663         2,174,386
Other assets                                           12,498            15,803
                                                       ------            ------

Total assets                                     $164,957,435      $165,917,943
                                                 ============      ============

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

   Deferred income                             $      455,636   $       568,953
   Reserve for disputed claim                               0           422,287
   Accrued expenses                                   132,653            67,017
   Due to affiliates                                   64,061            30,481
                                                       ------            ------

Total liabilities                                     652,350         1,088,738
                                                      =======         =========

Contingencies

Partners' capital (deficit):
   BUC$holders (9,151,620 BUC$
     issued and outstanding)                      164,412,008       164,925,646
   General partners                                  (106,923)          (96,441)
                                                     --------           -------

Total partners' capital                           164,305,085       164,829,205
                                                  -----------       -----------

Total liabilities and partners' capital          $164,957,435      $165,917,943
                                                 ============      ============

See accompanying notes to financial statements


                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                              STATEMENTS OF INCOME

                                                               Years ended December 31,
                                                        ----------------------------------
                                                        1995          1994            1993
                                                        ----          ----            ----

Revenues:

   Interest income:

     Participating first mortgage loans             $11,895,439   $11,765,112   $11,543,922
     Temporary investments                              120,370        68,017        49,147
     Promissory notes                                    23,478        37,361        60,719
                                                     ----------    ----------    ----------

     Total revenues                                  12,039,287    11,870,490    11,653,788
                                                     ----------    ----------    ----------

Expenses:

   Management fees                                      810,625       810,625       810,625
   Loan servicing fees                                  405,313       405,313       405,313
   General and administrative                           450,823       324,496       429,457
   Amortization of deferred bond selection fees         184,723       184,720       184,720
   Provision for disputed claim                               0        22,287       400,000
   Provision for uncollectible receivables                    0             0       138,000
   Provision for loss on impairment of assets         1,000,000       500,000     1,000,000
                                                      ---------       -------     ---------

     Total expenses                                   2,851,484     2,247,441     3,368,115
                                                      ---------     ---------     ---------

     Net income                                      $9,187,803    $9,623,049    $8,285,673
                                                     ==========    ==========    ==========

Allocation of Net Income:

   BUC$holders                                       $9,004,047    $9,430,588    $8,119,960
                                                     ----------    ----------    ----------
   General Partners                                 $   183,756   $   192,461   $   165,713
                                                     ==========    ==========    ==========

Net income per BUC                                  $      0.98   $      1.03   $      0.89
                                                     ==========    ==========    ==========



See accompanying notes to financial statements


                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                          Total            BUC$holders     General Partners
                                                          -----            -----------     ----------------

Partners' capital (deficit) - December 31, 1992       $166,344,329         $166,410,468         $(66,139)

Net income                                               8,285,673            8,119,960          165,713
Distributions                                           (9,711,923)          (9,517,685)        (194,238)
                                                        -----------          -----------        ---------

Partners' capital (deficit) - December 31, 1993        164,918,079          165,012,743          (94,664)

Net income                                               9,623,049            9,430,588          192,461
Distributions                                           (9,711,923)          (9,517,685)        (194,238)
                                                        -----------          ----------         ---------

Partners' capital (deficit) - December 31, 1994        164,829,205          164,925,646          (96,441)

Net income                                               9,187,803            9,004,047          183,756
Distributions                                           (9,711,923)          (9,517,685)        (194,238)
                                                        -----------          -----------        ---------

Partners' capital (deficit) - December 31, 1995       $164,305,085         $164,412,008      $  (106,923)
                                                      ============         ============      ============



See accompanying notes to financial statements


                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS

                                                                         Years Ended December 31,
                                                                 -------------------------------------
                                                                 1995            1994             1993
                                                                 ----            ----             ----

Cash flows from operating activities:

   Interest received                                        $ 11,871,177      $11,839,187      $ 11,571,579
   Fees and expenses paid                                     (1,564,240)      (1,741,023)       (1,479,839)
   Cash held in escrow                                            98,390          (12,654)         (508,023)
                                                              ----------       ----------         ---------
Net cash provided by operating activities                     10,405,327       10,085,510         9,583,717
                                                              ----------       ----------         ---------

Cash flows from investing activities:

   Net (purchase) sale of temporary investments                 (624,510)        (319,710)          449,722
   Loans made to properties                                            0                0          (263,000)
   Principal payments received from loans made to
      properties                                                  31,333           28,934            15,841
   Income deferred upon assumption of FMB by new
      debtor                                                           0          487,025                 0
                                                              ----------       ----------         ---------
   Net cash (used in) provided by investing activities          (593,177)         196,249           202,563
                                                              ----------       ----------         ---------

Cash flows from financing activities:

   Distributions paid                                         (9,711,923)      (9,711,923)       (9,711,923)
                                                              ----------       ----------         ---------

Net increase in cash and cash equivalents                        100,227          569,836            74,357
Cash and cash equivalents at the beginning of year               872,662          302,826           228,469
                                                              ----------       ----------         ---------
Cash and cash equivalents at the end of the year            $    972,889     $    872,662     $     302,826
                                                            ============     ============     =============
Schedule reconciling net income to net cash
provided by operating activities

   Net income                                                 $9,187,803      $ 9,623,049       $ 8,285,673
                                                              ----------       ----------         ---------
   Adjustments to reconcile net income to net cash
      provided by operating activities:

   Provision for loss on impairment of assets                  1,000,000          500,000         1,000,000
   Provision for disputed claim                                        0           22,287           400,000
   Amortization of deferred bond selection fees                  184,723          184,720           184,720
   Provision for uncollectible receivables                             0                0           138,000
   Accretion of valuation allowance                              (26,455)         (26,455)          (26,455)
   Accretion of deferred income                                  (39,757)         (13,252)                0
   Changes in:

      Cash held in escrow                                        520,677          (12,654)         (508,023)
      Interest receivable, net                                  (101,898)           8,404           (55,754)
      Promissory notes receivable, net                            73,560           65,334            62,969
      Other assets                                                 3,305            1,944            (2,472)
      Reserve for disputed claim                                (422,287)               0                 0
      Accrued expenses                                            65,636          (74,852)           43,444
      Deferred income                                            (73,560)         (65,334)          (62,969)
      Due to affiliates                                           33,580         (127,681)          124,584
                                                              ----------       ----------         ---------
Total adjustments                                             1, 217,524          462,461         1,298,044
                                                              ----------       ----------         ---------

Net cash provided by operating activities                    $10,405,327      $10,085,510       $ 9,583,717
                                                             ===========      ===========       ===========


See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 1 - General

        Summit Tax Exempt L.P. II, a Delaware limited partnership (the "Partnership"), was formed on April 11, 1986 and will terminate on December 31, 2020 unless terminated sooner under the provisions of the Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest in tax-exempt participating first mortgage revenue bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment projects (the "Properties"). The General Partners of the Partnership (the "General Partners") are Prudential-Bache Properties, Inc. ("PBP") (a wholly-owned subsidiary of Prudential Securities Group Inc.) and Related Tax Exempt Associates II, Inc. (the "Related General Partner"). Related BUC$ Associates II, Inc. (the "Assignor Limited Partner"), which acquired and holds limited partnership interests on behalf of those persons who purchased Beneficial Unit Certificates ("BUC$"), has assigned to those persons substantially all of its rights and interest in and under such limited partnership interests. The Related General Partner and the Assignor Limited Partner are under common ownership. As of December 31, 1995, the Partnership had invested in a total of sixteen FMBs.

NOTE 2 - Summary of Significant Accounting Policies

        a) Basis of Accounting

        The books and records of the Partnership are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

        The preparation of financial statements in conformity with generally accepted accounting principles requires the General Partners to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        b) Participating First Mortgage Bonds and Promissory Notes Receivable

        FMBs are carried at cost less a valuation allowance where appropriate. The Partnership periodically evaluates the collectibility of both interest and principal of its FMBs to determine whether they are impaired. An FMB is considered to be impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms. When an FMB is considered to be impaired , the amount of the valuation allowance is determined by discounting the expected cash flows at the FMB's original effective interest rate, or, for practical purpose, at the estimated fair value of the collateral.

        The process of determining impairment of the FMBs and the appropriate level of the valuation allowance is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates. The cash flows used in this process are based on good faith estimates and assumptions developed by the Partnership's Management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, which, in turn, could cause additional impairments. Thus, the Partnership may be required to provide for additional valuation allowances, which could be material, in subsequent years.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 2 - Summary of Significant Accounting Policies (continued)

        The Partnership's accounting policy for its FMBs conforms to Statement of Financial Accounting Standards 114 and 118, "Accounting by Creditors for Impairment of a Loan" (the Statements"), which the Partnership adopted in 1995. Adoption of the Statements did not have a material impact on the Partnership's financial position or results of operations. Prior to the adoption of the Statements, the Partnership classified FMBs as Assets Held for Sale when the original owner of the property and obligor of the FMB was replaced by an affiliate of the Related General Partner, who had not made an equity investment in the property. Because the Partnership has not declared default on these FMBs and has no present intention to do so, they have been reclassified as FMBs for all periods presented, in accordance with the Statements. Such FMBs were written down to the estimated fair value of the underlying properties at the time the original owners were replaced.

        Interest income is recognized at the stated rate when collectibility of future amounts is reasonably assured. Interest income from FMBs with modified terms where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts.

        c) Temporary Investments

        Temporary investments at December 31, 1995 represent tax-exempt municipal preferred stock which is carried at cost which approximates market value. Temporary investments at December 31, 1994 represent tax-exempt floating rate municipal bonds which are carried at cost plus accrued interest which approximates market value.

        d) Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand, cash in banks, and investments in short-term instruments with an original maturity of three months or less, for which cost approximates market value.

        e) Income Taxes

        The Partnership is not required to provide for, or pay, any Federal income taxes. Income tax attributes that arise from its operations are passed directly to the BUC$holders. The Partnership may be subject to other state and local taxes in jurisdictions in which it operates.

        f) Profit and Loss Allocations and Distributions

        Net profits or losses and distributions are allocated 98% to the BUC$holders and 2% to the General Partners in accordance with the Partnership Agreement.

        g) Deferred Bond Selection Fees

        The General Partners were paid bond selection fees (equal to 2% of the gross proceeds from the initial offering) for evaluating and selecting FMBs, negotiating the terms of mortgage loans and coordinating the development effort with property developers and government agencies. These fees have been capitalized and are being amortized over the terms of the FMBs. The accumulated amortization as of December 31, 1995 and 1994 was approximately $1,637,000 and $1,452,000, respectively.

        h) Reclassifications

        Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 3 - Participating First Mortgage Bonds

              The principal and interest payments on each FMB are payable only from the cash flows, including proceeds in the event of a sale, from the
Properties. None of these FMBs constitute a general obligation of any state or local government, agency or authority. The FMBs are secured by the mortgage loans on the underlying Properties and the structure of each mortgage loan mirrors the structure of the corresponding FMB.

        Unless otherwise modified, the principal of the FMBs will not be amortized during their respective terms (which are generally up to 24 years) and will be required to be repaid in lump sum "balloon" payments at the expiration of the respective terms or at such earlier times as the Partnership may require. The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold to maturity.

        In addition to the stated rates of interest ranging from 4.87% to 8.25% per annum, each of the FMBs provides for "contingent interest" which is equal to: (a) an amount equal to 50% to 100% of net property cash flow and 75% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annually compounded interest at a rate ranging from 9.0% to 9.25% on a cumulative basis, and thereafter (b) an amount equal to 25% to 50% of the remaining net property cash flow and 25% to 50% of the remaining net sale or refinancing proceeds until the borrower has paid interest at a simple annual rate of 16% over the terms of the FMBs. Both the stated and contingent interest are exempt from federal income taxation. Only one FMB, The Lakes, paid contingent interest of approximately $68,000 in 1995.

        In order to protect the tax-exempt status of the FMBs, the owners of the Properties are required to enter into certain agreements to own, manage and operate such Properties in accordance with requirements of the Internal Revenue Code.

        Due to increases in its real estate taxes, the obligor under the Highland Ridge FMB is in final stages of negotiations with the Partnership with regard to entering into a forbearance agreement. Based on current discussions and in addition to other terms and conditions, it is anticipated that such agreement, when finalized, will encompass a partial deferral on monthly interest payments for a period of four years to be repaid from future available cash flow or sale or refinancing proceeds. In addition delinquent taxes will be paid by the developer on an 18 month period. Also, the developer has offered to guarantee this obligation with a personal guarantee. Since November, the FMB has paid partial payments of interest two months in arrears at a 7% annualized rate and the property is delinquent in the payment of its 1995 installments of its real estate taxes. At this time, no agreement has been finalized and there is no assurance that an agreement will be signed.

        In June 1992, under a forbearance agreement, the Sunset Downs property began paying debt service at 7.0% and was scheduled to increase in annual increments to the original stated rate of 8.0% in June 1996. Effective with the May 1, 1995 payment date, the Sunset Downs FMB has made payments based on the monthly net cash flow generated by the operations of its underlying property in accordance with the terms of the agreement outlined below. Subsequently on August 1, 1995, the obligor of the Sunset Downs FMB entered into a forbearance agreement. In accordance with the terms of this agreement, the obligor of the FMB is paying debt service of the FMB to the extent of cash flow generated by the underlying property. In addition, pursuant to the agreement, the obligor has replaced the present property manager and leasing agent with a new property manager who is an affiliate of the Related General Partner. Other terms of the agreement call for the deed to be transferred to the Partnership or its designee no later that January 30, 1997 should the obligor be unable to bring the FMB fully current on all interest due and payable (including deferred base interest)

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 3 - Participating First Mortgage Bonds (continued)

on or before that date. These and other obligations are secured by a guarantee from an affiliate of the obligor.

        Effective with the May 1, 1995 payment date, the Loveridge FMB has made payments based on the monthly net cash flow generated by the operations of the underlying properties in accordance with the terms of the agreement outlined below. Subsequently on August 1, 1995, the original owner and obligor of the Loveridge FMB transferred the deed to the underlying property to an affiliate of the Related General Partner for limited consideration. Pursuant to the agreement, the Related General Partner's affiliate, who has not made an equity investment in the underlying property, assumed the day-to-day responsibilities and obligations of operating the property. The Partnership receives the monthly net cash generated by the property as payment toward debt service.

        On May 13, 1993, the Partnership, on behalf of Lakes Project Investors, Inc. ("LPI"), affiliate of the Related General Partner who replaced the original developer, deposited a cash escrow of $500,000 in connection with the filing of an appeal of a mechanics lien judgement rendered against LPI. In July, 1994, the appeal was rejected and the judgement affirmed. However, at that time LPI petitioned the court for a rehearing. On January 23, 1995, in settlement of this case, LPI and the plaintiff agreed that approximately $422,000 of the current escrow balance be paid to the plaintiff. The balance of funds (approximately $99,000) remaining in escrow was returned to LPI and thence to the Partnership as payment toward previously accrued and unpaid interest. Previously, the Partnership had reserved fully for the appeal.

        On January 27, 1994, LPI sold an option to purchase the ownership interest in the Lakes, subject to the assumption of the obligation under the Partnership's $13,650,000 FMB, to an unrelated third party for $200,000. Pursuant to the terms of the option and assumption of the FMB, the option was exercised on August 31, 1994. In conjunction with the sale, the Lakes FMB was modified to allow debt service payments at 4.87% per annum with 100% of the excess property cash flow paid to the Partnership up to a rate of 5.24% and participation in the net cash flow thereafter. The net cash proceeds of approximately $487,000 (net of an escrow for certain repairs and closing costs), paid to the Partnership to reduce previously accrued and unpaid interest, was recorded as deferred income and is being accreted as interest income from participating first mortgage bonds over the remaining life of The Lakes FMB. The balance of the deferred income relating to The Lakes FMB was approximately $434,000 at December 31, 1995 and $474,000 at December 31, 1994.

        In 1992, forbearance agreements were finalized with the owners of the Newport Village, Bristol Village, Suntree and Players Club properties. In October 1992, the Newport Village property began paying debt service at 6.0% per annum and is scheduled to increase in annual increments to the original stated rate of 8.0% in September 1996. In October 1992, the Bristol Village property began paying debt service at 6.0% per annum and is scheduled to increase in annual increments to the stated rate of 8.0% in January 1997. During 1992, the Suntree and Players Club properties began paying debt service at 7.0% per annum. In 1994, the Suntree and Players Club forbearance agreements were modified to allow debt service payments to be made at 6.0% per annum through the end of 1994. Effective January 1, 1995, and again extended January 1, 1996 the Suntree and Players Club forbearance agreements were further modified to allow minimum debt service payments to be made at 7.5% and 7.0% per annum, respectively, through the end of 1996.

        A forbearance agreement with the owner of the Shannon Lake property made in 1991 was further modified in April 1993 to allow the borrower to pay monthly interest at 6.0% per annum through December 1995. These agreements have been subsequently extended through 1996. The borrower has asked for a two year

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 3 - Participating First Mortgage Bonds (continued)

extension of the forbearance which is currently being negotiated. In addition, the Partnership made a $138,000 loan in April 1993 to the owner of the property underlying the Shannon Lake FMB for the payment of past due property taxes. The loan requires interest only payments at 8.5% per annum, payable monthly, commencing on May 1, 1993, with the principal due on April 30, 1996. The current balance outstanding as of December 31, 1995 is approximately $138,000. Due to the forbearance agreement, an allowance for possible loss was established for the entire loan amount during 1993. Interest payments on both the FMB and the tax loan are current at December 31, 1995.

        The Partnership also made a $125,000 loan in April 1993 to the owner of the property underlying the Bristol Village FMB for payment of past due property taxes. This loan is self-amortizing over four years with interest at 8.0% per annum payable monthly. The current balance outstanding as of December 31, 1995 is approximately $49,000. Payments on this loan are current at December 31, 1995.

        In 1990, the terms of the Bay Club FMB were modified when the equity interest in the property and the related obligation of the FMB were sold by an affiliate of the Related General Partner to an unrelated third party. As part of this transaction, the minimum annual pay rate increases in annual increments from 6.0% in 1990 to 8.25% in 1997. The difference between the rate paid and the original stated rate is payable from available future cash flow or ultimately from sale or refinancing proceeds. The Partnership received $360,000 in a 13% second mortgage note with interest and principal payments due monthly through December 1996. This note is also partially secured by a letter of credit. Deferred income equal to the amount of the promissory note was recorded in the statements of financial condition. As a result of this transaction, income is realized only as and when the Partnership receives payments on the promissory note. The balances of both the promissory note and deferred income were approximately $22,000 and $95,000 at December 31, 1995 and 1994, respectively. A loss of $264,547 was recorded on this transaction in 1990 to reflect the concessions granted.

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

        With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $704,000, $931,000 and $2,377,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 3 - Participating First Mortgage Bonds (continued)

        At December 31, 1995 and 1994, the estimated fair value of the FMBs was $143,600,000 and $140,800,000, respectively. These estimates are based on the projected cash flows of the FMBs and a market interest rate for similar tax-exempt financing as of December 31, 1995 and 1994. Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. This estimate is subjective in nature and involves uncertainties and matters of significant judgment. Changes in assumptions could significantly affect estimates. Due to the property-specific nature of the FMBs and the lack of a ready market for such investments, this fair value estimate does not necessarily represent the amount which the Partnership could realize upon a current sale of its investments.

              As of December 31, 1995, the Partnership has classified FMBs with a recorded investment totaling $78,150,000 as impaired in accordance with the definition in Note 2.b. A valuation allowance has been provided for FMBs comprising $50,550,000 of this amount; the Partnership has determined that the remainder do not require a valuation allowance at December 31, 1995. Interest income of approximately $5,422,000 was recognized on loans classified as impaired during 1995.

        The total valuation allowance relating to FMBs was $2,500,000 at December 31, 1995; $1,000,000 of the amount was recorded in 1993, $500,000 in 1994 and $1,000,000 in 1995.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 3  -       Participating First Mortgage Bonds

        Descriptions of the various FMBs owned by the Partnership at December 31, 1995 are as follows:

                                           Average           Stated     Minimum Pay
                                           Interest Rate     Interest   Rate at December
Property               Location            Paid in 1995*     Rate*         31, 1995*       Call Date
- --------               --------            -------------     -----      ----------------   ---------

Bay Club             Mt. Pleasant, SC        7.50% (E)        8.25%        7.25%(E)        Sep. 2000
Loveridge            Contra Costa, CA        6.80             8.00              (B)        Nov. 2006
The Lakes            Kansas City, MO         5.30 (D)         4.87         4.87            Dec. 2006
Crowne Pointe        Olympia, WA             8.00             8.00         8.00            Dec. 1998
Orchard Hills        Tacoma, WA              8.00             8.00         8.00            Dec. 1998
Highland Ridge       St. Paul, MN            7.80 (F)         8.00         8.00            Feb. 1999
Newport Village      Tacoma, WA              7.80 (C)         8.00         7.00            Jan. 1999
Sunset Downs         Lancaster, CA           5.70             8.00              (B)        May  1999
Pelican Cove         St Louis, MO            7.50             8.00              (B)        May  1999
Willow Creek         Ames, IA                8.00             8.00         8.00            Oct. 1999
Cedar Pointe         Nashville, TN           8.00             8.00         8.00            Apr. 1999
Shannon Lake         Atlanta, GA             6.00             8.00         6.00            Jun. 1999
Bristol Village      Bloomington, MN         7.90 (C)         8.00         7.50            Jun. 1999
Suntree              Ft. Myers, FL           7.50             8.00         7.50            Jul. 1999
River Run            Miami, FL               8.00             8.00         8.00            Aug. 1999
Players Club (A)     Ft. Myers, FL           7.00             8.00         7.00            Aug. 1999



Property            Maturity Date   Face Amount       Carrying Amount
- --------            -------------   -----------       ---------------
Bay Club              Sep. 2006     $ 6,400,000        $ 6,287,573
Loveridge             Nov. 2006       8,550,000          8,550,000
The Lakes             Dec. 2006      13,650,000         12,750,000
Crowne Pointe         Dec. 2006       5,075,000          5,075,000
Orchard Hills         Dec. 2006       5,650,000          5,650,000
Highland Ridge        Feb. 2007      15,000,000         15,000,000
Newport Village       Jan. 2007      13,000,000         13,000,000
Sunset Downs           May 2007      15,000,000         15,000,000
Pelican Cove          Feb. 2007      18,000,000         17,600,000
Willow Creek          Oct. 2006       6,100,000          6,100,000
Cedar Pointe          Apr. 2007       9,500,000          9,500,000
Shannon Lake          Jun. 2007      12,000,000         12,000,000
Bristol Village       Jun. 2005      17,000,000         17,000,000
Suntree               Jul. 2007       7,500,000          7,500,000
River Run             Aug. 2007       7,200,000          7,200,000
Players Club (A)      Aug. 2007       2,500,000          2,500,000
                                      ---------         ----------
                                    $162,125,000       160,712,573
                                    ============
Less:  Allowance for loss on impairment of assets      (2,500,000)
                                                       ----------
Carrying Amount                                       $158,212,573
                                                      ============

- ----------

* The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.
(A) Summit Tax Exempt L.P. III, of which the general partners are either the same of affiliates of the General Partners of the Partnership, acquired the other $7,200,000 of the Player's Club FMB.
(B)  Pay rate is based on the net cash flow generated by the property.
(C)   Includes receipt of deferred base interest relating to prior periods.
(D)  Includes receipt of primary and supplemental contingent interest.
(E) The minimum pay rate on the FMB increases in increments from 6.0% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the property's fiscal year-end based on audited financial statements to no less than the minimum pay rate.
(F) Reflects payments received in connection with proposed forbearance effective with the November 1, 1995 payment which is currently being finalized.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993


NOTE 4 - Income Taxes

        The following is a reconciliation of net income for financial reporting purposes with net income for tax reporting for the years ended December 31, 1995, 1994 and 1993, respectively:


                                                       1995            1994             1993
                                                  -----------       ---------        -----------

   Net income per financial statements            $ 9,187,803       $9,623,049       $ 8,285,673
   Uncollected interest on FMBs and
     receivables                                      704,152          931,251         2,377,175
   Provision for loss on impairment of assets       1,000,000          500,000         1,000,000
   Property tax loans deferred for tax
     reporting purposes, net                                0         (116,199)         (262,018)
   Amortization of bond selection fees                184,723          184,720           184,720
   Write-off of accrued and unpaid interest                 0       (2,229,178)                0
   Loss from debt restructure                         (26,455)      (1,358,312)                0
   Reversal of reserve for
     disputed claim                                  (422,287)               0                 0
   Other                                                    0          (78,489)          (89,424)
                                                   -----------       ----------       -----------

   Tax basis net income                           $10,627,936       $7,456,842       $11,456,126
                                                  ===========       ==========       ===========

        Net income for tax purposes is generally exempt from Federal income tax. The differences between the tax and book bases of partners' capital are primarily attributable to the cumulative effect of the book to tax income adjustments and the recording of distributions.

        Effective October 1, 1995, the Related General Partner has assumed from PBP the responsibilities and duties of the Tax Matters Partner as defined in the Partnership Agreement.

NOTE 5 - Related Parties

        The General Partners and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Partnership Agreement. The costs and expenses were:


                                                         1995             1994            1993
                                                   -------------     -----------       ------------
      PBP and affiliates

        General and administrative                  $    103,839     $    102,633      $    111,003
        Management fee                                   405,312          405,312           405,312
                                                    ------------     ------------      ------------
                                                         509,151          507,945           516,315
                                                    ------------     ------------      ------------
      Related General Partner and affiliates

        General and administrative                        49,073           15,124            55,813
        Management fee                                   405,313          405,313           405,313
        Loan servicing fee                               405,313          405,313           405,313
                                                    ------------     ------------      ------------
                                                         859,699          825,750           866,439
                                                    ------------     ------------      ------------
                                                    $  1,368,850      $ 1,333,695      $  1,382,754
                                                    ============      ===========      ============


                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

Note 5 - Related Parties (continued)

        The General Partners are paid, in aggregate, an annual management fee equal to .5% of the total invested assets (which equals the original face amount of total FMBs).

        An affiliate of the Related General Partner receives loan servicing fees in an amount of .25% per annum of the principal amount outstanding on mortgage loans serviced by the affiliate.

        A division of Prudential Securities Incorporated ("PSI"), an affiliate of PBP, received a fee for the purchase, sale and safekeeping of the Partnership's temporary investments. This account is maintained in accordance with the Partnership Agreement.

        PSI owns 61,265 BUC$ at December 31, 1995.

        The Players Club property (securing a $2,500,000 FMB in this Partnership) also secures an FMB for $7,200,000 owned by Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of this Partnership.

        The original obligors of the Suntree, Players Club and River Run FMBs are affiliates of the Related General Partner.

NOTE 6 - Contingencies

        On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. (93 Civ. 654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ.
713), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, Prudential Securities Incorporated and a number of other defendants. On January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al. (92 Civ. 52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently the Related General Partner exited the Levine litigation by way of settlement.

        By its April 14, 1994 order, the Judicial Panel on Multidistrict Litigation transferred the Kinnes case, by order dated May 4, 1994, the Connelly case, and by order dated July 13, 1994, the Levine case, to a single judge of the United States District Court for the Southern District of New York and consolidated them for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket No. 1005). On June 8, 1994 plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

Note 6 - Contingencies (continued)

        On August 9, 1995 PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI. The consolidated action remains pending against the Related General Partner and certain of its affiliates.

NOTE 7 - Subsequent Event

        In February 1996, distributions of approximately $2,379,000 and $49,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended December 31, 1995.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

        The Registrant has no directors or executive officers. The Registrant's affairs are managed and controlled by the General Partners. Certain information concerning the directors and officers of the General Partners are set forth below.

        The Related General Partner assumed the responsibilities of the Tax Matters Partner as of October 1, 1995.

Prudential-Bache Properties, Inc.

        PBP and its directors and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and persons who own greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis for the current year. In making these disclosures, the Registrant has relied solely on written representations of PBP' directors and executive officers and persons who own greater than ten percent of the Registrant's BUC$ or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

        The directors and executive officers of PBP with regard to managing the Registrant are as follows:

      Name                         Position
      ----                         --------

      Thomas F. Lynch, III         President, Chief Executive Officer, Chairman
                                   of the Board of Directors and Director

      Barbara J. Brooks            Vice President-Finance and Chief Financial
                                   Officer

      Eugene D. Burak              Vice President

      Chester A. Piskorowski       Vice President

      Frank W. Giordano            Director

      Nathalie P. Maio             Director

        THOMAS F. LYNCH, III, age 37, is the President, Chief Executive Officer, Chairman of the Board of Director, and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

        BARBARA J. BROOKS, age 47, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

        EUGENE D. BURAK, age 50, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

        CHESTER A. PISKOROWSKI, age 52, is a Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

        FRANK W. GIORDANO, age 53, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, Inc., an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

        NATHALIE P. MAIO, age 45, is a Director of PBP. Ms. Maio is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work. She joined the Law Department of PSI in 1983, presently, she also serves in various capacities for other affiliated companies.

        James M. Kelso ceased to serve as President, Chief Executive
Officer, Chairman of the Board of Directors and Director effective June 30, 1995. Effective June 30, 1995, Thomas F. Lynch, III was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director. Robert J. Alexander ceased to serve as Vice President effective August 25, 1995. Eugene D. Burak was elected Vice President effective October 9, 1995.

        There are no family relationships among any of the foregoing directors or executive officers. All of the foregoing directors and executive officers have indefinite terms.

The Related General Partner

        Based on a review of Forms 3 and 4 and amendments thereto furnished to the Registrant pursuant to Rule 16a-3(e) during its most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year and written representations pursuant to
Item 405(b)(2)(i) of Regulation S-K, neither the Related General Partner nor its directors or officers, or beneficial owners of more than 10% of the Units, failed to file, on a timely basis, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

        The directors and executive officers of the Related General Partner with respect to the Registrant and their positions with the Related General Partner are as follows:

      Name                             Position
      ----                             --------

      J. Michael Fried                 President and Director

      Stuart J. Boesky                 Vice President

      Alan P. Hirmes                   Vice President

      Lawrence J. Lipton               Treasurer

      Stephen M. Ross                  Director

      Lynn A. McMahon                  Secretary

        J. MICHAEL FRIED, 51, is President and a Director of the Related General Partner. Mr. Fried is President, a Director and a principal shareholder of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

        STUART J. BOESKY, 39, is a Vice President of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital where he presently serves as Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State University School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law.

        ALAN P. HIRMES, 41, is a Vice President of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

        LAWRENCE J. LIPTON, 39, is Treasurer of the Related General Partner. Mr. Lipton has been a Certified Public Accountant in New York since 1989. Mr. Lipton is also Controller of The Related Companies, L.P. ("Related"), an affiliate of Capital. Prior to joining Related in 1991, Mr. Lipton was employed by Deloitte & Touche LLP from 1987-1991. Mr. Lipton graduated from Rutgers College with a Bachelor of Arts degree and from Baruch College with a Masters of Business Administration degree.

        STEPHEN M. ROSS, 55, is a Director of the Related General Partner. Mr. Ross is President of The Related Companies, L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State University School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, The Related Companies, Inc. has developed multi-family properties totaling in excess of 25,000 units, all of which it manages.

        LYNN A. McMAHON, 40, is Secretary of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

        There are no family relationships among any of the foregoing directors or officers. All of the foregoing officers and/or directors have indefinite terms.

Item 11. Executive Compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        As of March 1, 1996, the directors and officers of the Related General Partner directly or indirectly own 99.97% of the voting securities of the Related General Partner; however, no director or officer of either General Partner owns directly or beneficially any interest in the voting securities of PBP.

        As of March 1, 1996, directors and officers of the Related General Partner own directly or beneficially BUC$ issued by the Registrant as follows:


  Title of               Name of              Amount and Nature of
   Class       Directors and Officers         Beneficial Ownership          Percent of Class
   -----       ----------------------         --------------------          ----------------

  BUC$            J. Michael Fried                6,625 BUC$**                      *
  BUC$            Stuart J. Boesky                6,625 BUC$**                      *
                                                 -------------

                                                 13,250 BUC$
                                                 ===========

- ----------
*Less than 1% of the outstanding BUC$.

**All BUC$ are owned directly by BF Security Partners (a New York general partnership) of which Messrs. Fried and Boesky are each 50% partners.

        As of March 1, 1996 no director or officer of PBP owns directly or beneficially any BUC$ issued by the Registrant.

        In March 1, 1996, no BUC$holder beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.

Item 13. Certain Relationships and Related Transactions.

        The Registrant has, and will continue to have, certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partners.

        Reference is made to Note 5 to the financial statements in Item 8, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K.

                                                                      Sequential
(a) 1.  Financial Statements                                             Page
        --------------------                                             ----

        Independent Auditors' Report

        Statements of Financial Condition of as of December 31, 1995 and 1994

        Statements of Income for the years ended
        December 31, 1995, 1994 and 1993

        Statements of Changes in Partners' Capital (Deficit) for the years ended December 31, 1995, 1994 and 1993

        Statements of Cash Flows for the years ended
        December 31, 1995, 1994 and 1993

        Notes to Financial Statements

(a) 2.  Financial Statement Schedules
        -----------------------------

        Schedule II-Valuation and Qualifying Accounts and Reserves for the years ended December 31, 1995, 1994 and 1993

        All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K. (continued)
                                                                      Sequential
(a) 3. Exhibits (continued)                                              Page
                                                                         ----
3(a)and 4(a)   Partnership Agreement, incorporated by reference
               to Exhibit A to the Prospectus of Registrant, dated
               July 2, 1986, filed pursuant to Rule 424(b) under the Securities Act of 1933, File No. 33-5213

3(b)and 4(b)   Certificate of Limited Partnership (incorporated
               by reference to Exhibit 4 to Amendment No. 1 to Registration Statement on Form S-11, File No. 33-5213)

3(c)and 4(c)   Amendment No 1. to the Partnership Agreement,
               dated October 1, 1995 (filed herewith)

10(a) First Mortgage Bond, dated September 11, 1986, with respect to the Bay Club project, in the principal amount of $6,400,000 (incorporated by reference to exhibit 10(a) in Registrant's Current Report on Form 8-K dated September 11, 1986)

10(b) First Mortgage Bond, dated November 13, 1986, with respect to the Loveridge project, in the principal amount of $8,550,000 (incorporated by reference to exhibit 10(d) in Registrant's Form 8 Amendment No. 1 to Current Report on Form 8-K, dated February 10, 1987)

10(c) First Mortgage Bond, dated December 30, 1986 with respect to The Lakes project, in the principal amount of $13,650,000 (incorporated by reference to exhibit 10(a) in Registrant's Current Report on Form 8-K dated December 30, 1986)

10(d) First Mortgage Bond, dated December 31, 1986, with respect to the Crowne Pointe project, in the principal amount of $5,075,000 (incorporated by reference to exhibit 10(b) in Registrant's Current Report on Form 8-K dated December 31, 1986)

10(e) First Mortgage Bond, dated December 31, 1986, with respect to the Orchard Hills project, in the principal amount of $5,650,000 (incorporated by reference to exhibit 10(c) in Registrant's Current Report on Form 8-K dated December 31, 1986)

10(f) First Mortgage Bond, dated February 2, 1987, with respect to the Highland Ridge project, in the principal amount of $15,000,000 (incorporated by reference to exhibit 10(a) in Registrant's Current Report on Form 8-K dated February 2, 1987)

10(g) First Mortgage Bond, dated February 11, 1987, with respect to the Newport Village project, in the principal amount of $13,000,000 (incorporated by reference to exhibit 10(a) in Registrant's Current Report on Form 8-K dated February 11, 1987)

10(h) First Mortgage Bond, dated February 11, 1987, with respect to the Sunset Downs project, in the principal amount of $15,000,000 (incorporated by reference to exhibit 10(b) in Registrant's Current Report on Form 8-K dated February 11, 1987)

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K. (continued)
                                                                      Sequential
(a) 3. Exhibits (continued)                                              Page
                                                                         ----
10(i) First Mortgage Bond, dated February 27, 1987, with respect to the Pelican Cove project, in the principal amount of $18,000,000 (incorporated by reference to exhibit 10(a) in Registrant's Current Report on Form
               8-K dated February 27, 1987)

10(j) First Mortgage Bond, dated February 27, 1987, with respect to the Willow Creek project, in the principal amount of $6,100,000 (incorporated by reference to exhibit 10(c) in Registrant's Current Report on Form 8-K dated February 27, 1987)

10(k) First Mortgage Bond, dated April 22, 1987, with respect to the Cedar Pointe project, in the principal amount of $9,500,000 (incorporated by reference to exhibit 10(a) in Registrant's Current Report on Form 8-K dated April 22, 1987)

10(l) First Mortgage Bond, dated June 26, 1987, with respect to the Shannon Lake project, in the principal amount of $12,000,000 (incorporated by reference to exhibit 10(a) in Registrant's Current Report on Form 8-K dated June 26, 1987)

10(m) First Mortgage Bond, dated July 31, 1987, with respect to the Bristol Village project, in the principal amount of $17,000,000 (incorporated by reference to exhibit 10(a) in Registrant's Current Report on Form 8-K dated July 31,1987)

10(n) First Mortgage Bond, dated July 31, 1987, with respect to the Suntree project, in the principal amount of $7,500,000 (incorporated by reference to exhibit 10(b) in Registrant's Current Report on Form 8-K dated July 31, 1987)

10(o) First Mortgage Bond, dated August 7, 1987, with respect to the River Run project, in the principal amount of $6,700,000 (incorporated by reference to exhibit 10(b) in Registrant's Current Report on Form 8-K dated August 7, 1987)

10(p) First Mortgage Bond, dated August 14, 1987, with respect to the Players Club project, in the principal amount of $2,500,000 (incorporated by reference to exhibit 10(a) in Registrant's Current Report on Form 8-K dated August 14, 1987)

10(q)          Settlement Agreement for the Shannon Lake First
               Mortgage Bond dated December 3, 1990 (incorporated by reference to Exhibit 10(q) in Registrant's 1991 Annual Report on Form 10K)

10(r)          Settlement Agreement for the Newport Village First
               Mortgage Bond dated October 9, 1992 (incorporated by reference to Exhibit 10(r) in Registrant's 1992 Annual Report on Form 10K)

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K. (continued)
                                                                      Sequential
(a) 3. Exhibits (continued)                                              Page
                                                                         ----

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

(10aa)         Amended Settlement Agreement for the Suntree First
               Mortgage Bond dated December 1, 1993 (incorporated by reference to Exhibit 10(aa) in Registrant's 1993 Annual Report on Form 10K)

(10ab) First Supplemental Indenture between The Industrial Development Authority of the City of Kansas City, Missouri and Boatmen's First National Bank of Kansas City dated January 24, 1994 (incorporated by reference to Exhibit 10(ab) in the Registrant's Quarterly Report on Form 10Q dated March 31, 1994)

(10ac) Option Agreement between The Lakes Project Investors, Inc., Seller and ZIPCO, Inc., Purchaser, dated January 27, 1994 (incorporated by reference to Exhibit 10(ac) in the Registrant's Quarterly Report on Form 10Q dated September 30, 1994)

(10ad) Assignment and Assumption Agreements between The Lakes Apartments, Inc., Seller, and ZIPCO, Inc., Purchaser, dated August 31, 1994 (incorporated by reference to Exhibit 10(ad) in the Registrant's Quarterly Report on Form 10Q dated September 30, 1994)

(10ae) Sale-Purchase Agreement between The Lakes Project Investors, Inc., Seller, and ZIPCO, Inc., Purchaser, dated August 31, 1994 (incorporated by reference to Exhibit 10(ae) in the Registrant's Quarterly Report on Form 10Q dated September 30, 1994)

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K. (continued)
                                                                      Sequential
(a) 3. Exhibits (continued)                                              Page
                                                                         ----

(10af)         Amended Settlement Agreement for the Player's Club
               First Mortgage Bond dated December 1, 1994
               (incorporated by reference to Exhibit 10(af) in the Registrant's 1994 Annual Report on Form 10K)

(10ag)         Amended Settlement Agreement for the Suntree First
               Mortgage Bond dated December 1, 1994 (incorporated by reference to Exhibit 10(ag) in the Registrant's 1994 Annual Report on Form 10K)

(10ah) Amended Settlement Agreement for the Loveridge First Mortgage Bond dated July 31, 1995 (incorporated by reference to Exhibit 10(ah) in the Registrant's
               Quarterly Report on Form 10Q dated September 30, 1995)

(10ai) Amended Settlement and Forbearance Agreement for the Sunset Downs First Mortgage Bond dated July 31, 1995 (incorporated by reference to Exhibit 10(ai) in the Registrant's Quarterly Report on Form 10Q dated September 30, 1995)

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

Summit Tax Exempt L.P. II

By:   Prudential-Bache Properties, Inc.
      A Delaware corporation, General Partner

      By: Eugene D. Burak                                       Date:  March 29,
          ---------------                                              1996
          Eugene D. Burak
          Vice President

By:   Related Tax Exempt Associates II, Inc.
      A Delaware corporation, General Partner

      By: Alan P. Hirmes                                        Date:  March 29,
          --------------                                               1996
          Alan P. Hirmes
          Vice President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By:   Prudential-Bache Properties, Inc.
      A Delaware corporation, General Partner

      By: Thomas F. Lynch III                                   Date:  March 29,
          -------------------                                          1996
          Thomas F. Lynch III
          President, Chief Executive Officer,
          Chairman of the Board of Directors and Director

      By: Barbara J. Brooks                                     Date:  March 29,
          -----------------                                            1996
          Barbara J. Brooks

          Vice President-Finance and Chief Financial Officer

      By: Eugene D. Burak                                       Date:  March 29,
          ---------------                                              1996
          Eugene D. Burak
          Vice President

      By: _______________                                       Date:
          Frank W. Giordano
          Director

      By: Nathalie P. Maio                                      Date:  March 29,
          ----------------                                             1996
          Nathalie P. Maio
          Director

By:   Related Tax Exempt Associates II, Inc.
      A Delaware corporation, General Partner

      By: J. Michael Fried                                      Date:  March 29,
          ----------------                                             1996
          J. Michael Fried
          President and Director

      By: Alan P. Hirmes                                        Date:  March 29,
          --------------                                               1996
          Alan P. Hirmes
          Vice President

      By: Lawrence J. Lipton                                    Date:  March 29,
          ------------------                                           1996
          Lawrence J. Lipton
          Treasurer

      By: Stephen M. Ross                                       Date:  March 29,
          ---------------                                              1996
          Stephen M. Ross
          Director

                       SUMMIT TAX EXEMPT L.P. II
                        (a limited partnership)

     Schedule II - Valuation and Qualifying Accounts and Reserves

Valuation allowance for first mortgage bonds


                                                                             Additions
                                      Additions           Deductions         (Deductions)
                    Balance at        Amounts             Amounts            Amounts
Year ended          beginning         reserved            recovered          reclassified          Balance at
December 31,          of year        during year         during year        during year           end of year
- ------------          -------        -----------         -----------        -----------           -----------

    1995             $1,500,000        $1,000,000      $          0        $           0            $2,500,000
    1994              1,000,000           500,000                 0                    0             1,500,000
    1993                      0         1,000,000                 0                    0             1,000,000



Valuation allowance for uncollectible receivables

                                                                             Additions
                                      Additions           Deductions         (Deductions)
                    Balance at        Amounts             Amounts            Amounts
Year ended          beginning         reserved            recovered          reclassified          Balance at
December 31,          of year         during year         during year        during year           end of year
- ------------          -------         -----------         -----------        -----------           -----------

    1995             $  183,918       $         0       $         0          $         0              $183,918
    1994                183,918                 0                 0                    0               183,918
    1993                183,918                 0                 0                    0               183,918


Valuation allowance for promissory notes



                                                                             Additions
                                      Additions           Deductions         (Deductions)
                    Balance at        Amounts             Amounts            Amounts
Year ended          beginning         reserved            recovered          reclassified          Balance at
December 31,          of year        during year         during year        during year           end of year
- ------------          -------        -----------         -----------        -----------           -----------

    1995             $  138,000       $         0       $         0          $         0              $138,000
    1994                138,000                 0                 0                    0               138,000
    1993                      0           138,000                 0                    0               138,000
