Form 10-Q
period 1996-03-31
SUMMIT TAX EXEMPT L P II
filed 1996-05-15
CIK 792924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- ----ACT OF 1934


For the quarterly period ended March 31, 1996


                                       OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934



                         Commission File Number 0-15726


                            SUMMIT TAX EXEMPT L.P. II
             (Exact names of registrant as specified in its charter)



                   Delaware                                13-3370413
- --------------------------------------      ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

625 Madison Avenue, New York, New York                                  10022
- ---------------------------------------                               ---------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                     ASSETS

                                                  March 31,       December 31,
                                                    1996             1995
                                                  ---------       ------------
Participating first mortgage bonds, net         $158,219,187      $158,212,573
Temporary investments                              3,800,000         2,800,000
Cash and cash equivalents                            288,636           972,889
Interest receivable, net                             897,268           899,299
Promissory notes receivable, net                      40,660            70,513
Deferred bond selection fees, net                  1,943,483         1,989,663
Other assets                                               0            12,498
                                                ------------      ------------

Total assets                                    $165,189,234      $164,957,435
                                                ============      ============

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Deferred income                              $    424,077      $    455,636
   Accrued expenses                                   90,414           132,653
   Due to affiliates                                 311,956            64,061
                                                ------------      ------------
Total liabilities                                    826,447           652,350
                                                ------------      ------------

Contingencies

Partners' capital (deficit):
   BUC$holders (9,151,620 BUC$
     issued and outstanding)                     164,468,556       164,412,008
   General partners                                 (105,769)         (106,923)
                                                ------------      ------------

Total partners' capital                          164,362,787       164,305,085
                                                ------------      ------------

Total liabilities and partners' capital         $165,189,234      $164,957,435
                                                ============      ============



See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)



                                                       Three Months Ended
                                                            March 31,
                                                  -----------------------------
                                                      1996               1995
                                                  -----------         ---------
Revenues:

   Interest income:
     Participating first mortgage bonds             $2,880,553        $3,086,547
     Temporary investments                              30,165            25,007
     Promissory notes                                    4,324             8,195
                                                    ----------        ----------

     Total revenues                                  2,915,042         3,119,749
                                                    ----------        ----------
Expenses:

   Management fees                                     202,656           202,656
   Loan servicing fees                                 100,774            99,940
   General and administrative                           79,749            85,066
   Amortization of deferred bond selection fees         46,180            46,180
                                                    ----------        ----------

     Total expenses                                    429,359           433,842
                                                    ----------        ----------

     Net income                                     $2,485,683        $2,685,907
                                                    ==========        ==========

Allocation of Net Income:

   BUC$holders                                      $2,435,969        $2,632,189
                                                    ==========        ==========
   General Partners                                 $   49,714        $   53,718
                                                    ==========        ==========

Net income per BUC                                  $     0.27        $     0.29
                                                    ==========        ==========





See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                                         Total            BUC$holders       General Partners
                                                      -----------        ------------       ----------------
Partners' capital (deficit) - January 1, 1996         $164,305,085        $164,412,008       $(106,923)

Net Income                                               2,485,683           2,435,969          49,714
Distributions                                           (2,427,981)         (2,379,421)        (48,560)
                                                      ------------        ------------       ---------

Partners' capital (deficit) - March 31, 1996          $164,362,787        $164,468,556       $(105,769)
                                                      ============        ============       =========







See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                -----------------------------
                                                                    1996               1995
                                                                ------------         ---------
Cash flows from operating activities:
Interest received                                                $2,900,520        $3,121,900
Fees and expenses paid                                             (165,025)          (65,869)
Cash held in escrow                                                       0            98,390
                                                                 ----------        ----------

Net cash provided by operating activities                         2,735,495         3,154,421
                                                                 ----------        ----------
Cash flows from investing activities:
Net purchase of temporary investments                            (1,000,000)       (1,381,219)
Principal payments received from loans made to properties             8,233             7,601
                                                                 ----------        ----------
Net cash used in investing activities                              (991,767)       (1,373,618)
                                                                 ----------        ----------
Cash flows from financing activities:
Distributions paid                                               (2,427,981)       (2,427,981)
                                                                 ----------        ----------
Net decrease in cash and cash equivalents                          (684,253)         (647,178)

Cash and cash equivalents at beginning of period                    972,889           872,662
                                                                 ----------        ----------
Cash and cash equivalents at end of period                       $  288,636        $  225,484
                                                                 ==========        ==========
Schedule reconciling net income to net cash
  provided by operating activities:
Net income                                                       $2,485,683       $2,685,907
                                                                 ----------        ----------
Adjustments to reconcile net income to net cash
   provided by operating activities:

Amortization of deferred bond selection fees                         46,180            46,180
Accretion of valuation allowance                                     (6,614)           (6,614)
Accretion of deferred income                                         (9,939)           (9,940)
Changes in:
   Cash held in escrow                                                    0           520,677
   Interest receivable, net                                           2,031            18,705
   Promissory notes receivable, net                                  21,620            25,743
   Other assets                                                      12,498            15,803
   Accrued expenses                                                 (42,239)          (16,102)
   Deferred income                                                  (21,620)          (25,743)
   Due to affiliates                                                247,895           322,092
   Reserve for disputed claim                                             0          (422,287)
                                                                 ----------        ----------
Total adjustments                                                   249,812           468,514
                                                                 ----------        ----------

Net cash provided by operating activities                        $2,735,495        $3,154,421
                                                                 ==========        ==========

See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


NOTE 1 - General

         These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt L.P. II (the "Partnership") as of March 31, 1996, the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

         Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.


NOTE 2 - Participating First Mortgage Bonds ("FMBs")

         FMBs are carried at cost less a valuation allowance where appropriate. The Partnership periodically evaluates the collectibility of both interest and principal of its FMBs to determine whether they are impaired. An FMB is considered to be impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms. When an FMB is considered to be impaired, the amount of the valuation allowance is determined by discounting the expected cash flows at the FMB's original effective interest rate, or, for practical purpose, at the estimated fair value of the collateral.

          The process of determining impairment of the FMBs and the appropriate level of the valuation allowance is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates. The cash flows used in this process are based on good faith estimates and assumptions developed by the Partnership's Management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, which, in turn, could cause additional impairments. Thus, the Partnership may be required to provide for additional valuation allowances, which could be material, in subsequent periods. No changes in the valuation allowance were recorded in the three months ended March 31, 1996.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 2 - Participating First Mortgage Bonds (continued)
         Descriptions of the FMBs owned by the Partnership at March 31, 1996 are as follows:

                                   Annualized
                                   Interest Rate
                                   Paid for the
                                   three months     Minimum
                                       ended         Pay Rate     Stated
                                     March 31,       at March     Interest                Maturity
Property            Location           1996*          31, 1996*   Rate*      Call Date      Date     Face Amount   Carrying Amount
- --------            --------       -----------      ------------  ------     ---------    ---------  -----------   ---------------
Bay Club         Mt. Pleasant, SC   7.41%  (E)       7.50%         8.25%    Sept.  2000  Sept. 2006   $  6,400,000    $  6,294,187
Loveridge        Contra Costa, CA   4.18              (B)          8.00     Nov.   1998  Nov.  2006      8,550,000       8,550,000
The Lakes        Kansas City, MO    4.87             4.87          4.87     Dec.   2006  Dec.  2006     13,650,000      12,750,000
Crowne Pointe    Olympia, WA        8.00             8.00          8.00     Dec.   1998  Dec.  2006      5,075,000       5,075,000
Orchard Hills    Tacoma, WA         8.00             8.00          8.00     Dec.   1998  Dec.  2006      5,650,000       5,650,000
Highland Ridge   St. Paul, MN       7.00   (D)(E)    8.00          8.00     Feb.   1999  Feb.  2007     15,000,000      15,000,000
Newport Village  Tacoma, WA         7.65   (C)       7.50          8.00     Jan.   1999  Jan.  2007     13,000,000      13,000,000
Sunset Downs     Lancaster, CA      5.00              (B)          8.00     May    1999  May   2007     15,000,000      15,000,000
Willow Creek     Ames, IA           8.00             8.00          8.00     Oct.   1999  Oct.  2006      6,100,000       6,100,000
Cedar Pointe     Nashville, TN      8.00             8.00          8.00     Apr.   1999  Apr.  2007      9,500,000       9,500,000
Shannon Lake     Atlanta, GA        6.00   (D)       6.00          8.00     Jun.   1999  Jun.  2007     12,000,000      12,000,000
Bristol Village  Bloomington, MN    8.96   (C)       7.75          8.00     Jun.   1999  Jun.  2005     17,000,000      17,000,000
Suntree          Ft. Myers, FL      7.50             7.50          8.00     Jul.   1999  Jul.  2007      7,500,000       7,500,000
River Run        Miami, FL          8.00             8.00          8.00     Aug.   1999  Aug.  2007      7,200,000       7,200,000
Pelican Cove     St. Louis, MO      7.50              (B)          8.00     Feb.   1999  Feb.  2007     18,000,000      17,600,000
Players Club (A) Ft. Myers, FL      7.00             7.00          8.00     Aug.   1999  Aug.  2007      2,500,000       2,500,000
                                                                                                      ------------    ------------
                                                                                                      $162,125,000     160,719,187
                                                                                                      ============
Less:   Allowance  for  impairment  of  assets                                                                          (2,500,000)
                                                                                                                      ------------
Carrying   amount                                                                                                     $158,219,187
                                                                                                                      ============

*The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreements, if any.
(A) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $7,200,000 of the Players Club FMB.
(B) Pay rate is based on net cash flow generated by operations of the underlying property.
(C) Includes receipt of deferred base interest related to prior periods.
(D)  See discussion below.
(E) The actual annual pay rate is adjusted annually as of the property's fiscal year end based on cash flow pursuant to audited financial statements to no less than the minimum pay rate.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 2 - Participating First Mortgage Bonds (continued)

         Due to a soft market and increases in its real estate taxes, in April, 1996, the obligor of the Highland Ridge FMB entered into a forbearance agreement with the Partnership effective retroactive to October 10, 1995. In accordance with the terms and conditions of this agreement, the obligor will make minimum monthly debt service payments beginning at a 7% annual rate and increasing in annual increments over a period of four years. The difference between the actual pay rate and the stated rate of the FMB is deferred and payable from future available cash flow or sale or refinancing proceeds. In addition delinquent taxes will be paid in installments by the developer over an 18 month period. The obligations under the forbearance agreement is further secured by the general partner of the Highland Ridge partnership to guarantee this obligation with a personal guarantee. Since November 1995, the FMB has paid partial payments of interest two months in arrears at a 7% annualized rate and the property was delinquent in the payment of its 1995 installments of its real estate taxes.

          A forbearance agreement with the owner of the Shannon Lake property made in 1991 was further modified in April 1993 to allow the borrower to pay monthly interest at 6.0% per annum through December 1995. These agreements have been subsequently extended through 1996. The borrower has asked for a two year extension of the forbearance which is currently being negotiated. In addition, the Partnership made a $138,000 loan in April 1993 to the owner of the property underlying the Shannon Lake FMB for the payment of past due property taxes. The loan requires interest only payments at 8.5% per annum, payable monthly, commencing on May 1, 1993, with the principal due on April 30, 1996. The borrower has asked for an increase to the loan of $300,000 for certain capital repairs and an extension and modification of the terms. This request is currently being negotiated. Due to the forbearance agreement, an allowance for possible loss was established for the entire loan amount during 1993. The current balance outstanding as of March 31, 1996 is approximately $138,000. Interest payments on both the FMB and the tax loan are current at March 31, 1996.

          With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $174,000 and $101,000 for the three months ended March 31, 1996 and 1995, respectively.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 3 - Related Parties

         Prudential-Bache Properties, Inc. ("PBP") and the Related General Partner (collectively, the "General Partners") and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Agreement of Limited Partnership (the "Partnership Agreement"). The costs and expenses were:

                                                      Three Months Ended
                                                           March 31,
                                                  -------------------------
                                                     1996           1995
                                                  ---------       ---------

      PBP and affiliates:
        Management fee                           $101,328        $101,328
        General and administrative                 11,172          26,586
                                                 --------        --------
                                                  112,500         127,914
                                                 --------        --------

      Related General Partner and affiliates:
        Management fee                            101,328         101,328
        Loan servicing fees                       100,774          99,940
        General and administrative                 24,000           4,187
                                                 --------        --------
                                                  226,102         205,455
                                                 --------        --------

                                                 $338,602        $333,369
                                                 ========        ========

          An affiliate of the Related General Partner receives loan servicing fees (see above) in an amount of .25% per annum of the principal amount outstanding on FMBs serviced by the affiliate.

          The General Partners are paid, in the aggregate, an annual management fee equal to .5% of the original amount invested in FMBs.

          A division of Prudential Securities Incorporated ("PSI"), an affiliate of PBP, was responsible for the purchase, sale and safekeeping of the Partnership's temporary investments in 1995. This account was maintained in accordance with the Partnership Agreement.

          PSI owns 61,265 BUC$ at March 31, 1996.

          The Players Club property (securing a $2,500,000 FMB in this Partnership) also secures an FMB for $7,200,000 owned by Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of this Partnership.

          The original obligors of the Suntree, Players Club and River Run FMBs are affiliates of the Related General Partner.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 4 - Contingencies

         On or about October 18, 1993, a putative class action, captioned
Kinnes et al v. Prudential Securities Group, Inc. et al. (93 Civ. 654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On November 16, 1993, a putative class action captioned Connelly et al v. Prudential-Bache Securities Inc. et al. (93 Civ. 713) , was filed in the United States District Court for the District of Arizona , purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al. (92 Civ. 52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently the Related General Partner exited the Levine litigation by way of settlement.

        By its April 14, 1994 order, the Judicial Panel on Multidistrict Litigation transferred the Kinnes case, by order dated May 4, 1994, the Connelly case and by order dated July 13, 1994, the Levine case, to a single judge of the United States District Court for the Southern District of New York and consolidated them for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket No. 1005). On June 8, 1994 plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

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


NOTE 5 - Subsequent Event

         In May 1996, distributions of approximately $2,379,000 and $49,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         Summit Tax Exempt L.P. II (the "Partnership") has invested in sixteen tax-exempt participating first mortgage bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment projects.

         At the beginning of the year, the Partnership had cash and temporary investments of $3,773,000. After payment of distributions and receipt of the net cash flow from operations, the Partnership ended the quarter with $4,089,000 in cash and temporary investments. The first quarter distribution of $2,379,000 ($.26 per BUC) was paid to BUC$holders in May 1996 from cash flow from operations. As further discussed in Note 2 to the financial statements, the obligor of one FMB entered into a forbearance agreement with the Partnership retroactive to October 10, 1995. This transaction may negatively impact liquidity in future quarters however interest payments from FMB's are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.

          Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Partnership's investments in mortgage loans are secured by a partnership interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings.

Results of Operations

         FMBs are carried at cost less a valuation allowance where appropriate. The Partnership periodically evaluates the collectibility of both interest and principal of its FMBs to determine whether they are impaired. An FMB is considered to be impaired when, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms. When an FMB is considered to be impaired, the amount of the valuation allowance is determined by discounting the expected cash flows at the FMB's original effective interest rate, or, for practical purpose, at the estimated fair value of the collateral.

         The process of determining impairment of the FMBs and the appropriate level of the valuation allowance is based upon projections of future economic events such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates. The cash flows used in this process are based on good faith estimates and assumptions developed by the Partnership's Management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, which, in turn, could cause additional impairments. Thus, the Partnership may be required to provide for additional valuation allowances, which could be material, in subsequent years. No changes in the valuation allowance were recorded in the three months ended March 31, 1996.

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

         Net income decreased approximately $200,000 for the three months ended March 31, 1996, as compared to 1995 for the reasons discussed below.

         Interest income from FMBs decreased approximately $206,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995. This decrease was primarily due to reduced interest payments received from the Loveridge and Sunset Downs FMBs as a result of payments being based on the monthly cash flow generated by the operations of the underlying properties effective with the May 1, 1995 payment date.

         Interest income from temporary investments increased approximately $5,000 for the three months ended March 31, 1996 as compared to 1995 due to higher cash and cash equivalents balances in 1996.

         Interest income from promissory notes decreased approximately $4,000 for the three months ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to the repayment of the Bay Club property tax loan in January 1996.


Property Information

         The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of April 28, 1996:


                                                                                        Annualized
                                                                                          Interest      Minimum
                                                                                         Rate Paid      Annual
                                                                                        for the three   Pay Rate
                                                                          Stated       months ended       at
                                       Face Amount                        Interest       March 31,      March 31,
Property         Location                of FMB          Occupancy        Rate*           1996*          1996*
- --------         ----------------     ------------       ---------        ------       -------------   ----------
Bay Club         Mt. Pleasant, SC     $  6,400,000          99.4%          8.25%        7.41% (E)       7.50%
Loveridge        Contra Costa, CA        8,550,000          95.9           8.00         4.18                 (B)
The Lakes        Kansas City, MO        13,650,000          95.7           4.87         4.87            4.87
Crowne Pointe    Olympia, WA             5,075,000          96.3           8.00         8.00            8.00
Orchard Hills    Tacoma, WA              5,650,000          93.1           8.00         8.00            8.00
Highland Ridge   St. Paul, MN           15,000,000          93.4           8.00         7.00   (D)(E)   8.00
Newport Village  Tacoma, WA             13,000,000          91.4           8.00         7.65   (C)      7.50
Sunset Downs     Lancaster, CA          15,000,000          80.0           8.00         5.00                 (B)
Willow Creek     Ames, IA                6,100,000         100.0           8.00         8.00            8.00
Cedar Pointe     Nashville, TN           9,500,000          95.1           8.00         8.00            8.00
Shannon Lake     Atlanta, GA            12,000,000          96.9           8.00         6.00   (D)      6.00
Bristol Village  Bloomington, MN        17,000,000          99.3           8.00         8.96   (C)      7.75
Suntree          Ft. Myers, FL           7,500,000          92.4           8.00         7.50            7.50
River Run        Miami, FL               7,200,000          94.4           8.00         8.00            8.00
Pelican Cove     St. Louis, MO          18,000,000          98.5           8.00         7.50                 (B)
Players Club (A) Ft. Myers, FL           2,500,000          89.4           8.00         7.00            7.00
                                       -----------

                                      $162,125,000
                                      ============

*The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.
(A) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $7,200,000 of the Players Club FMB.
(B) Pay rate is based on net cash flow generated by operations of the underlying property.
(C) Includes receipt of deferred base interest related to prior periods.
(D) See Note 2 to the financial statements.
(E) The actual annual pay rate is adjusted annually as of the property's fiscal year end based on cash flow pursuant to audited financial statements to no less than the minimum pay rate.

General

           The determination as to whether it is the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

           Certain property owners have, at times, supplemented the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary. The owner of the Highland Ridge property supplemented cash flow generated by the respective properties to meet its interest payments during the three months ended March 31, 1995. The owner of the Sunset Downs and Loveridge properties supplemented the cash flow generated by the respective properties to meet their interest payments during the first two months of 1995. No property owner made supplementary payments during the three months ended March 31, 1996.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings -- Incorporated by reference to Note 4 to the financial statements filed herewith in Item 1 of Part 1 of the Registrant's Quarterly Report.

Item 2.       Changes in Securities -- None

Item 3.       Defaults Upon Senior Securities -- None

Item 4.       Submission of Matters to a Vote of Security Holders -- None

Item 5.       Other Information -- None

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits:

                  4(a) Partnership Agreement, incorporated by reference to Exhibit A to the Prospectus of Registrant, dated July 7, 1986, filed pursuant to Rule 424(b) under the Securities Act of 1933, File No. 33-5213.

                  4(b) Certificate of Limited Partnership, incorporated by reference to Exhibit 4 to the Amendment No. 1 to Registration Statement on Form S-11, File No. 33-5213.

                  27     Financial Data Schedule (filed herewith).

              (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SUMMIT TAX EXEMPT L.P. II



                      By: Related Tax Exempt Associates II, Inc. A Delaware corporation, General Partner



Date:  May 14, 1996          By:   /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes
                                   Vice President


Date:  May 14, 1996          By:   /s/ Lawrence J. Lipton
                                   ----------------------
                                   Lawrence J. Lipton
                                   Treasurer
                                   (Principal Financial and Accounting Officer)


                      By:   Prudential-Bache Properties, Inc.
                            A Delaware corporation, General Partner



Date:  May 14, 1996          By:   /s/ Eugene D. Burak
                                   --------------------
                                    Eugene D. Burak
                                    Vice President