Form 10-K/A
period 1995-12-31
SUMMIT TAX EXEMPT L P II
filed 1996-08-14
CIK 792924

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A-1
(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - -----  ACT OF 1934

For the fiscal year ended December 31, 1995
                                       OR

- - ----- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-15726

                            SUMMIT TAX EXEMPT L.P. II
             (Exact name of Registrant as specified in its charter)

              Delaware                                  13-3370413
- - --------------------------------------     ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

625 Madison Avenue, New York, New York                     10022
- - --------------------------------------                    -------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (212) 421-5333

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

Index to exhibits may be found on page 15

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

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)



              The following table lists the FMBs that the Registrant owns together with the occupancy and rental rates of the underlying properties:

                                                           Carrying                      Average                        Minimum
                                           Face             Amount          Final        Interest        Stated       Pay Rate at
                         Closing          Amount         at December     Completion     Rate Paid       Interest      December 31,
Property                   Date           of Bond          31, 1995 (G)     Date         in 1995*         Rate*           1995*
- - --------                 --------       -----------     -------------    ------------    --------       --------      -----------
Bay Club,
  Mt. Pleasant, SC        9/11/86      $  6,400,000      $  6,138,650       12/87          7.50%(A)        8.25%          7.25%(A)
Loveridge,
  Contra Costa, CA       11/13/86         8,550,000         7,629,796        3/87          6.80            8.00                (C)
The Lakes,
  Kansas City, MO        12/30/86        13,650,000        10,368,077        1/89          5.30 (E)        4.87           4.87
Crowne Pointe,
  Olympia, WA            12/31/86         5,075,000         5,290,714        6/87          8.00            8.00           8.00
Orchard Hills,
  Tacoma, WA             12/31/86         5,650,000         5,803,112        9/87          8.00            8.00           8.00
Highland Ridge,
  St. Paul, MN            2/02/87        15,000,000        12,685,842        1/89          7.80 (F)        8.00           7.00
Newport Village,
  Tacoma, WA              2/11/87        13,000,000        13,731,947        2/87          7.80 (D)        8.00           7.00
Sunset Downs,
  Lancaster, CA           2/11/87        15,000,000        11,396,727        7/87          5.70            8.00                (C)
Pelican Cove,
  St. Louis, MO           2/27/87        18,000,000        16,801,601       11/89          7.50            8.00                (C)
Willow Creek,
  Ames, IA                2/27/87         6,100,000         5,563,709        8/88          8.00            8.00           8.00
Cedar Pointe,
  Nashville, TN           4/22/87         9,500,000         9,778,309        9/89          8.00            8.00           8.00
Shannon Lake,
  Atlanta, GA             6/26/87        12,000,000        10,519,904        8/88          6.00            8.00           6.00
Bristol Village,
  Bloomington, MN         7/31/87        17,000,000        16,631,716        9/89          7.90 (D)        8.00           7.50
Suntree,
  Ft. Myers, FL           7/31/87         7,500,000         7,876,831       12/85          7.50            8.00           7.50



                           Occupancy           Rental Rates           No. of
                          February 11,         at December            Rental
Property                      1996               31, 1995             Units
- - --------                  ------------        -------------         ---------
Bay Club,
  Mt. Pleasant, SC            97.5%              $505-655              160
Loveridge,
  Contra Costa, CA            95.2                552-691              148
The Lakes,
  Kansas City, MO             91.6                380-560              400
Crowne Pointe,
  Olympia, WA                 95.0                480-775              160
Orchard Hills,
  Tacoma, WA                  96.0                460-755              176
Highland Ridge,
  St. Paul, MN                94.7                675-1,200            228
Newport Village,
  Tacoma, WA                  90.3                435-590              402
Sunset Downs,
  Lancaster, CA               78.5                460-680              264
Pelican Cove,
  St. Louis, MO               98.2                465-625              402
Willow Creek,
  Ames, IA                   100.0                500-825              138
Cedar Pointe,
  Nashville, TN               93.7                480-810              210
Shannon Lake,
  Atlanta, GA                 98.0                385-680              294
Bristol Village,
  Bloomington, MN            100.0                610-1,059            290
Suntree,
  Ft. Myers, FL               92.4                450-635              240

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)

                                                           Carrying                      Average                        Minimum
                                           Face             Amount          Final        Interest        Stated       Pay Rate at
                         Closing          Amount         at December     Completion     Rate Paid       Interest      December 31,
Property                   Date           of Bond          31, 1995 (G)     Date         in 1995*         Rate*           1995*
- - --------                 --------       -----------     -------------    ------------    --------       --------      -----------

River Run,
  Miami, FL              8/07/87            7,200,000        7,463,220       7/87          8.00            8.00           8.00
Players Club,
  Ft. Myers, FL (B)      8/14/87            2,500,000        2,594,297      12/85          7.00            8.00           7.00
                                         ------------     ------------
                                         $162,125,000     $150,274,452




                           Occupancy           Rental Rates           No. of
                          February 11,         at December            Rental
Property                      1996               31, 1995             Units
- - --------                  ------------        -------------         ---------
River Run,
  Miami, FL                  94.4                609-829               164
Players Club,
  Ft. Myers, FL (B)          87.6                450-645               288


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

(F) Reflects payments received in connection with the forbearance effective with the November 1, 1995 payment.

(G) The FMBs are carried at their estimated fair values at December 31, 1995.

Bond Modifications/Forbearance Agreements

              Due to a soft market and increases in its real estate taxes, in April, 1996, the obligor of the Highland Ridge FMB entered into a forbearance agreement with the Partnership effective retroactive to October 10, 1995. In accordance with the terms and conditions of this agreement, the obligor will make minimum monthly debt service payments beginning at a 7% annual rate and increasing in annual increments over a period of four years. The difference between the actual pay rate and the stated rate of the FMB is deferred and payable from future available cash flow or sale or refinancing proceeds. In addition, delinquent taxes will be paid in installments by the developer over an 18 month period. The obligations under the forbearance agreement are further secured by the general partner of the Highland Ridge partnership to guarantee this obligation with a personal guarantee.

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

              A forbearance agreement with the owner of the Shannon Lake property made in 1991 was further modified in April 1993 to allow the borrower to pay monthly interest at 6.0% per annum through December 1995. These agreements have been subsequently extended through December 15, 1997. In addition, the Registrant made a $138,000 loan in April 1993 to the owner of the property underlying the Shannon Lake FMB for the payment of past due property taxes. The loan requires interest only payments at 8.5% per annum, payable monthly, commencing on May 1, 1993, with the principal due on April 30, 1996. In June 1996, the second mortgage was extended and increased by an additional $300,000 for certain capital repairs. The note now amortizes at a rate of 8% for a term of 48 months beginning July 1, 1996. Due to the forbearance agreement, an allowance for possible loss was established for the entire loan amount ($138,000) during 1993. Interest payments on both the FMB and the second mortgage are current at June 30, 1996.

              The Registrant also made a $125,000 loan in April 1993 to the owner of the property underlying the Bristol Village FMB for payment of past due property taxes. This loan is self-amortizing over four years with interest at 8.0% per annum payable monthly. The current balance outstanding as of December 31,1995 is approximately $49,000. Payments on this loan are current at June 30, 1996.

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

              Cash distributions per BUC were paid during the following calendar quarters. Distributions were funded by adjusted cash flow from operations.

              Quarter Ended                            1995          1994
              -------------                          --------       -------
              March 31                                $0.26          $0.26
              June 30                                  0.26           0.26
              September 30                             0.26           0.26
              December 31                              0.26           0.26

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

                                                    Year ended December 31,
                            ------------------------------------------------------------------------------------
                                  1995             1994              1993             1992               1991
                            --------------    -------------     -------------    -------------     -------------
Interest income from
   participating first
   mortgage bonds             $ 11,895,439     $ 11,765,112      $ 11,543,922     $ 11,132,119      $ 11,541,532
                              ============     ============      ============     ============      ============
Provision for loss on
   impairment of assets       $  1,000,000     $    500,000      $  1,000,000     $          0      $          0
                              ============     ============      ============     ============      ============
Net income                    $  9,187,803     $  9,623,049      $  8,285,673     $  9,214,047      $  9,876,279
                              ============     ============      ============     ============      ============
Net income per BUC            $       0.98     $       1.03      $       0.89     $       0.99      $       1.06
                              ============     ============      ============     ============      ============
Total assets                  $157,019,314     $157,436,945      $165,778,624     $166,738,439      $167,337,238
                              ============     ============      ============     ============      ============
Distributions to
BUC$holders                   $  9,517,685     $  9,517,685      $  9,517,685     $  9,536,926      $  9,563,489
                              ============     ============      ============     ============      ============
Distributions per BUC         $     1.0400     $     1.0400      $     1.0400     $     1.0421      $     1.0450
                              ============     ============      ============     ============      ============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

              Summit Tax Exempt L.P. II ("the Registrant") has invested in sixteen tax-exempt participating first mortgage bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment properties.

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

Results of Operations

              Pursuant to a review of the Registrant's financial statements by the SEC staff in 1996 and in accordance with others in the industry, the Registrant agreed that it will account for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994, and has restated its 1995 and 1994 financial statements to reflect this change in accounting treatment.

              The change in accounting treatment does not affect cash flow or payments received by the Partnership from the properties, level of distributions to BUC$Holders, the tax-exempt nature of the Partnership's net income or the obligation under the FMBs.

              The Registrant has a right to require redemption of the FMBs approximately twelve years after their issuance. The Registrant anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold to maturity. As such, SFAS 115 requires the Registrant to classify these investments as "available for sale." Accordingly, effective January 1, 1994, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. The cumulative effect of adopting this accounting was a decrease in partners' capital at January 1, 1994 of approximately $9,338,000 due to unrealized holding losses. This accounting also resulted in cumulative net unrealized losses of approximately $7,938,000 and $8,481,000 at December 31, 1995 and 1994, respectively. Again, unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

              The Registrant periodically evaluates each FMB to determine whether a decline in fair value below the FMB's cost basis is other than temporary. Such a decline is considered to be other than temporary if, based on current information and events, it is probable that the Registrant will be unable to collect all amounts due according to the existing contractual terms of the bonds. If the decline is judged to be other than temporary, the cost basis of the bond is written down to its then estimated fair value, with the amount of the write-down accounted for as realized loss.

              Because the FMBs are not readily marketable, the Registrant estimates fair value for each bond as the present value of its expected cash flows using an interest rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Registrant's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

              Prior to 1994, the Registrant accounted for its investments in FMBs as loans collateralized by real estate, carried at cost less reserves, if needed, for possible losses. The Registrant classified FMBs as Assets Held for Sale when the original owner of the property and obligor of the FMB was replaced by an affiliate of the Related General Partner, who had not made an equity investment in the property. Because the Registrant has not declared default and has no present intention to do so, these assets have been reclassified from Assets Held for Sale to FMBs upon adoption of SFAS 115. Such FMBs were written down to the estimated fair value of the underlying properties at the time the original owners were replaced.

1995 vs. 1994

              Net income decreased approximately $435,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to the loss on impairment of assets of $1,000,000 and $500,000 recorded in 1995 and 1994, respectively, and for the reasons discussed below.

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

              A $1,000,000 loss on impairment of assets was recorded during the year ended December 31, 1995 to write down the cost basis of certain FMBs to recognize other-than-temporary impairment.

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

              A $500,000 loss on impairment of assets was recorded during the year ended December 31, 1994 to write down the cost basis of certain
FMBs to recognize other-than-temporary impairment. A $1,000,000 loss on impairment of assets was recorded during the year ended December 31, 1993.

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

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
Property Information

         The following table lists the Registrant's FMBs together with occupancy rates of the underlying properties as of February 11, 1996:

                                                             Carrying
                                                              Amount                      Average       Stated      Minimum Pay
                                          Face Amount       at December                Interest Rate   Interest   Rate at December
Property            Location                of Bond          31,1995 (G)    Occupancy   Paid in 1995*    Rate*       31,1995*___
- - --------            --------              -------------     -------------   ---------  -------------    -------   ----------------
Bay Club            Mt. Pleasant, SC    $   6,400,000       $ 6,138,650        97.5%       7.50%(A)      8.25%          7.25%(A)
Loveridge           Contra Costa, CA        8,550,000         7,629,796        95.2        6.80          8.00                (C)
The Lakes           Kansas City, MO        13,650,000        10,368,077        91.6        5.30 (E)      4.87           4.87
Crowne Pointe       Olympia, WA             5,075,000         5,290,714        95.0        8.00          8.00           8.00
Orchard Hills       Tacoma, WA              5,650,000         5,803,112        96.0        8.00          8.00           8.00
Highland Ridge      St. Paul, MN           15,000,000        12,685,842        94.7        7.80 (F)      8.00           7.00
Newport Village     Tacoma, WA             13,000,000        13,731,947        90.3        7.80 (D)      8.00           7.00
Sunset Downs        Lancaster, CA          15,000,000        11,396,727        78.5        5.70          8.00                (C)
Pelican Cove        St. Louis, MO          18,000,000        16,801,601        98.2        7.50          8.00                (C)
Willow Creek        Ames, IA                6,100,000         5,563,709       100.0        8.00          8.00           8.00
Cedar Pointe        Nashville, TN           9,500,000         9,778,309        93.7        8.00          8.00           8.00
Shannon Lake        Atlanta, GA            12,000,000        10,519,904        98.0        6.00          8.00           6.00
Bristol Village     Bloomington, MN        17,000,000        16,631,716       100.0        7.90 (D)      8.00           7.50
Suntree             Ft. Myers, FL           7,500,000         7,876,831        92.4        7.50          8.00           7.50
River Run           Miami, FL               7,200,000         7,463,220        94.4        8.00          8.00           8.00
Players Club (B)    Ft. Myers, FL           2,500,000         2,594,297        87.6        7.00          8.00           7.00
                                          ------------    -------------
                                         $162,125,000      $150,274,452
                                          ============    =============

*The rate paid represents the interest recorded by the Registrant while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) The minimum pay rate on the FMB increases in increments from 6.0% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the property's fiscal year-end based on audited financials to no less than the minimum pay rate.
(B) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Registrant, acquired the other $7,200,000 of the Player's Club bond issue.
(C) The minimum required pay rate is the current cash flow. See Note 3 to the financial statements.
(D) Includes receipt of deferred base interest relating to prior periods.
(E) Includes receipt of primary and supplemental contingent interest.
(F) Reflects payments received in connection with the forbearance effective with the November 1, 1995 payment.
(G) The FMBs are carried at their estimated fair values at December 31, 1995.

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

Item 8.  Financial Statements and Supplementary Data.

(a) 1.   Financial Statements                                                           Page
         --------------------                                                           ----
         Independent Auditors' Report                                                    16

         Statements of Financial Condition as of December 31, 1995 and 1994              17

         Statements of Income for the years ended December 31, 1995, 1994 and
         1993                                                                            18

         Statements of Changes in Partners' Capital (Deficit) for the years
         ended December 31, 1995, 1994 and 1993                                          19

         Statements of Cash Flows for the years ended December 31, 1995, 1994
         and 1993                                                                        20

         Notes to Financial Statements                                                   21


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

               As discussed in Note 2, the accompanying financial statements and the financial statement schedule have been restated to account for the Partnership's investments in tax-exempt participating first mortgage revenue bonds as debt securities.


/s/ Deloitte & Touche LLP
DELOITTE & TOUCHE LLP

New York, New York
March 20, 1996 (August 12, 1996 as to Notes 2 and 3 and the financial statement schedule)

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION

                                     ASSETS

                                                                                     December 31,
                                                                            --------------------------------
                                                                                 1995              1994
                                                                            -------------      -------------
Participating first mortgage bonds-at fair value                             $150,274,452      $150,705,121
Temporary investments                                                           2,800,000         2,175,490
Cash and cash equivalents                                                         972,889           872,662
Cash held in escrow                                                                     0           520,677
Interest receivable, net                                                          899,299           797,401
Promissory notes receivable, net                                                   70,513           175,405
Deferred bond selection fees, net                                               1,989,663         2,174,386
Other assets                                                                       12,498            15,803
                                                                             ------------      ------------
Total assets                                                                 $157,019,314      $157,436,945
                                                                             ============      ============
                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Deferred income                                                           $    455,636      $    568,953
   Reserve for disputed claim                                                           0           422,287
   Accrued expenses                                                               132,653            67,017
   Due to affiliates                                                               64,061            30,481
                                                                             ------------      ------------
Total liabilities                                                                 652,350         1,088,738
                                                                             ------------      ------------
Contingencies

Partners' capital (deficit):
   BUC$holders (9,151,620 BUC$
     issued and outstanding)                                                  164,412,008       164,925,646
   General partners                                                              (106,923)          (96,441)
   Net unrealized loss on
     participating first mortgage bonds                                        (7,938,121)       (8,480,998)
                                                                             ------------      ------------
Total partners' capital                                                       156,366,964       156,348,207
                                                                             ------------      ------------
Total liabilities and partners' capital                                      $157,019,314      $157,436,945
                                                                             ============      ============



See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                              STATEMENTS OF INCOME

                                                                         Years ended December 31,
                                                             ----------------------------------------------
                                                                1995             1994              1993
                                                             -----------      -----------       -----------
Revenues:

   Interest income:
     Participating first mortgage loans                      $11,895,439      $11,765,112       $11,543,922
     Temporary investments                                       120,370           68,017            49,147
     Promissory notes                                             23,478           37,361            60,719
                                                             -----------      -----------       -----------
     Total revenues                                           12,039,287       11,870,490        11,653,788
                                                             -----------      -----------       -----------

Expenses:

   Management fees                                               810,625          810,625           810,625
   Loan servicing fees                                           405,313          405,313           405,313
   General and administrative                                    450,823          324,496           429,457
   Amortization of deferred bond selection fees                  184,723          184,720           184,720
   Provision for disputed claim                                        0           22,287           400,000
   Provision for uncollectible receivables                             0                0           138,000
   Loss on impairment of assets                                1,000,000          500,000         1,000,000
                                                             -----------      -----------       -----------
     Total expenses                                            2,851,484        2,247,441         3,368,115
                                                             -----------      -----------       -----------
     Net income                                               $9,187,803       $9,623,049        $8,285,673
                                                             ===========      ===========       ===========
Allocation of Net Income:

   BUC$holders                                                $9,004,047       $9,430,588        $8,119,960
                                                             ===========      ===========       ===========
   General Partners                                          $   183,756      $   192,461       $   165,713
                                                             ===========      ===========       ===========
Net income per BUC                                           $      0.98      $      1.03       $      0.89
                                                             ===========      ===========       ===========



See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                                                                                              Net Unrealized
                                                                                              Gain (Loss) on
                                                                                            Participating First
                                        Total           BUC$holders      General Partners      Mortgage Bonds
                                     ------------      -------------     ----------------   --------------------
Partners' capital (deficit) -
   December 31, 1992                 $166,344,329      $166,410,468         $(66,139)

Net income                              8,285,673         8,119,960          165,713
Distributions                          (9,711,923)       (9,517,685)        (194,238)
                                     ------------      ------------       ----------

Partners' capital (deficit) -
   December 31, 1993                  164,918,079       165,012,743          (94,664)

Cumulative effect through
   January 1, 1994 of
   accounting change (Note 2)          (9,337,668)                0                0             $ (9,337,668)

Net income                              9,623,049         9,430,588          192,461                        0
Distributions                          (9,711,923)       (9,517,685)        (194,238)                       0

Net change in fair value of
   participating first mortgage bonds      856,670                0                0                  856,670
                                      ------------      ------------     -----------             ------------

Partners' capital (deficit) -
   December 31, 1994                  156,348,207       164,925,646          (96,441)              (8,480,998)

Net income                              9,187,803         9,004,047          183,756                        0
Distributions                          (9,711,923)       (9,517,685)        (194,238)                       0

Net change in fair value of
   participating first mortgage bonds      542,877                0                0                  542,877
                                      ------------      ------------     -----------             ------------

Partners' capital (deficit) -
   December 31, 1995                 $156,366,964      $164,412,008      $  (106,923)            $ (7,938,121)
                                     ============      ============      ===========             ============


See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS

                                                                       Years Ended December 31,
                                                            -----------------------------------------------
                                                                1995             1994              1993
                                                            ------------      -----------      ------------
Cash flows from operating activities:
   Interest received                                        $ 11,871,177      $11,839,187      $ 11,571,579
   Fees and expenses paid                                     (1,564,240)      (1,741,023)       (1,479,839)
   Cash held in escrow                                            98,390          (12,654)         (508,023)
                                                            ------------      -----------      ------------
Net cash provided by operating activities                     10,405,327       10,085,510         9,583,717
                                                            ------------      -----------      ------------

Cash flows from investing activities:
   Net (purchase) sale of temporary investments                 (624,510)        (319,710)          449,722
   Loans made to properties                                            0                0          (263,000)
   Principal payments received from loans made to
      properties                                                  31,333           28,934            15,841
   Income deferred upon assumption of bond by new
      debtor                                                           0          487,025                 0
                                                            ------------      -----------      ------------
   Net cash (used in) provided by investing activities          (593,177)         196,249           202,563
                                                            ------------      -----------      ------------

Cash flows from financing activities:
   Distributions paid                                         (9,711,923)      (9,711,923)       (9,711,923)
                                                            ------------      -----------      ------------

Net increase in cash and cash equivalents                        100,227          569,836            74,357
Cash and cash equivalents at the beginning of year               872,662          302,826           228,469
                                                            ------------      -----------      ------------
Cash and cash equivalents at the end of the year            $    972,889      $   872,662      $    302,826
                                                            ============      ===========      ============
Schedule reconciling net income to net cash
provided by operating activities
   Net income                                                 $9,187,803      $ 9,623,049       $ 8,285,673
                                                            ------------      -----------      ------------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Loss on impairment of assets                                1,000,000          500,000         1,000,000
   Provision for disputed claim                                        0           22,287           400,000
   Amortization of deferred bond selection fees                  184,723          184,720           184,720
   Provision for uncollectible receivables                             0                0           138,000
   Accretion of valuation allowance                              (26,455)         (26,455)          (26,455)
   Accretion of deferred income                                  (39,757)         (13,252)                0
   Changes in:
      Cash held in escrow                                        520,677          (12,654)         (508,023)
      Interest receivable, net                                  (101,898)           8,404           (55,754)
      Promissory notes receivable, net                            73,560           65,334            62,969
      Other assets                                                 3,305            1,944            (2,472)
      Reserve for disputed claim                                (422,287)               0                 0
      Accrued expenses                                            65,636          (74,852)           43,444
      Deferred income                                            (73,560)         (65,334)          (62,969)
      Due to affiliates                                           33,580         (127,681)          124,584
                                                            ------------      -----------      ------------
Total adjustments                                             1, 217,524          462,461         1,298,044
                                                            ------------      -----------      ------------

Net cash provided by operating activities                    $10,405,327      $10,085,510       $ 9,583,717
                                                            ============      ===========      ============



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

              b) Participating First Mortgage Bonds and Promissory Notes Receivable

                  Pursuant to a review of the Partnership's financial statements by the SEC staff in 1996 and in accordance with others in the industry, the Partnership agreed that it will account for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994, and has restated its 1995 and 1994 financial statements to reflect this change in accounting treatment.

                  The change in accounting treatment does not affect cash flow or payments received by the Partnership from the properties, level of distributions to BUC$Holders, the tax-exempt nature of the Partnership's net income or the obligation under the FMBs.

                  The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold to maturity. As such, SFAS 115 requires the Partnership to classify these investments as "available for sale." Accordingly, effective January 1, 1994, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. The cumulative effect of adopting this accounting was a decrease in partners' capital at January 1, 1994 of approximately

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 2  -     Summary of Significant Accounting Policies (continued)

$9,338,000 due to unrealized holding losses. The accounting also resulted in cumulative net unrealized losses of approximately $7,938,000 and $8,481,000 at December 31, 1995 and 1994, respectively. Again, unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

                  The Partnership periodically evaluates each FMB to determine whether a decline in fair value below the FMB's cost basis is other than temporary. Such a decline is considered to be other than temporary if, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual terms of the bonds. If the decline is judged to be other than temporary, the cost basis of the bond is written down to its then estimated fair value, with the amount of the write-down accounted for as realized loss.

                  Because the FMBs are not readily marketable, the Partnership estimates fair value for each bond as the present value of its expected cash flows using an interest rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Partnership's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

                  Prior to 1994, the Partnership accounted for its investments in FMBs as loans collateralized by real estate, carried at cost less reserves, if needed, for possible losses. The Partnership classified FMBs as Assets Held for Sale when the original owner of the property and obligor of the FMB was replaced by an affiliate of the Related General Partner, who had not made an equity investment in the property. Because the Partnership has not declared default and has no present intention to do so, these assets have been reclassified from Assets Held for Sale to FMBs upon adoption of SFAS 115. Such FMBs were written down to the estimated fair value of the underlying properties at the time the original owners were replaced.

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

              h)  Fair Value of Financial Investments

              As described in Note 2.b. above, the Partnership's investment in FMBs are carried at estimated fair values. The Partnership has determined that the fair value of its remaining financial instruments, including its temporary investments, cash and cash equivalents and promissory notes receivable approximates their carrying values.

              i)  Reclassifications

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

              Due to a soft market and increases in its real estate taxes, in April, 1996, the obligor of the Highland Ridge FMB entered into a forbearance agreement with the Partnership effective retroactive to October 10, 1995. In accordance with the terms and conditions of this agreement, the obligor will make minimum monthly debt service payments beginning at a 7% annual rate and increasing in annual increments over a period of four years. The difference between the actual pay rate and the stated rate of the FMB is deferred and payable from future available cash flow or sale or refinancing proceeds. In addition, delinquent taxes will be paid in installments by the developer over an 18 month period. The obligations under the forbearance agreement are further secured by the general partner of the Highland Ridge partnership to guarantee this obligation with a personal guarantee.

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

              A forbearance agreement with the owner of the Shannon Lake property made in 1991 was further modified in April 1993 to allow the borrower to pay monthly interest at 6.0% per annum through December 1995. These agreements have been subsequently extended through December 15, 1997. In addition, the Partnership made a $138,000 loan in April 1993 to the owner of the property underlying the Shannon Lake FMB for the payment of past due property taxes. The loan requires interest only payments at 8.5% per annum, payable monthly, commencing on May 1, 1993, with the principal due on April 30, 1996. In June 1996, the second mortgage was extended and increased by an additional $300,000 for certain capital repairs. The note now amortizes at a rate of 8% for a term of 48 months beginning July 1, 1996. Due to the forbearance agreement, an allowance for possible loss was established for the entire loan amount ($138,000) during 1993. Interest payments on both the FMB and the second mortgage are current at June 30, 1996.

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

              The cost basis of the FMBs at December 31, 1995 and 1994 was $158,212,573 and $159,186,119, respectively. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $2,113,430 and $10,051,551, respectively, at December 31, 1995 and $1,609,521 and $10,090,519, respectively, at December 31, 1994.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1994 AND 1993

NOTE 3  -       Participating First Mortgage Bonds

                Descriptions of the various FMBs owned by the Partnership at December 31, 1995 are as follows:

                                                                          Minimum
                                                       Average             Pay Rate      Stated
                                                     Interest Rate       at December    Interest
Property                 Location                   Paid in 1995*         31,1995*        Rate*        Call Date     Maturity Date
- - --------                 --------                   --------------       -----------    ----------    -----------    --------------
Bay Club                 Mt. Pleasant, SC              7.50%(E)             8.25%          7.25%(E)    Sep. 2000       Sep. 2006
Loveridge                Contra Costa, CA              6.80                 8.00                (B)    Nov. 1998       Nov. 2006
The Lakes                Kansas City, MO               5.30 (D)             4.87           4.87        Dec. 2006       Dec. 2006
Crowne Pointe            Olympia, WA                   8.00                 8.00           8.00        Dec. 1998       Dec. 2006
Orchard Hills            Tacoma, WA                    8.00                 8.00           8.00        Dec. 1998       Dec. 2006
Highland Ridge           St. Paul, MN                  7.80 (F)             8.00           7.00        Feb. 1999       Feb. 2007
Newport Village          Tacoma, WA                    7.80 (C)             8.00           7.00        Jan. 1999       Jan. 2007
Sunset Downs             Lancaster, CA                 5.70                 8.00                (B)    May 1999        May 2007
Pelican Cove             St Louis, MO                  7.50                 8.00                (B)    Feb. 1999       Feb. 2007
Willow Creek             Ames, IA                      8.00                 8.00           8.00        Oct. 1999       Oct. 2006
Cedar Pointe             Nashville, TN                 8.00                 8.00           8.00        Apr. 1999       Apr. 2007
Shannon Lake             Atlanta, GA                   6.00                 8.00           6.00        Jun. 1999       Jun. 2007
Bristol Village          Bloomington, MN               7.90 (C)             8.00           7.50        Jun. 1999       Jun. 2005
Suntree                  Ft. Myers, FL                 7.50                 8.00           7.50        Jul. 1999       Jul. 2007
River Run                Miami, FL                     8.00                 8.00           8.00        Aug. 1999       Aug. 2007
Players Club (A)         Ft. Myers, FL                 7.00                 8.00           7.00        Aug. 1999       Aug. 2007

                                                         Carrying
                                                          Amount
                                                        at December
Property                     Face Amount                 31, 1995 (G)
- - --------                     -----------                -------------

Bay Club                    $  6,400,000               $  6,138,650
Loveridge                      8,550,000                  7,629,796
The Lakes                     13,650,000                 10,368,077
Crowne Pointe                  5,075,000                  5,290,714
Orchard Hills                  5,650,000                  5,803,112
Highland Ridge                15,000,000                 12,685,842
Newport Village               13,000,000                 13,731,947
Sunset Downs                  15,000,000                 11,396,727
Pelican Cove                  18,000,000                 16,801,601
Willow Creek                   6,100,000                  5,563,709
Cedar Pointe                   9,500,000                  9,778,309
Shannon Lake                  12,000,000                 10,519,904
Bristol Village               17,000,000                 16,631,716
Suntree                        7,500,000                  7,876,831
River Run                      7,200,000                  7,463,220
Players Club (A)               2,500,000                  2,594,297
                            ------------               ------------
                            $162,125,000               $150,274,452
                            ============               ============

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

(F) Reflects payments received in connection with the forbearance effective with the November 1, 1995 payment.

(G) The FMBs are carried at their estimated fair values at December 31, 1995.

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

              The following is a reconciliation of net income for financial reporting purposes with net income for tax reporting for the years ended December 31, 1995, 1994 and 1993, respectively:

                                                                 1995             1994               1993
                                                             -----------       ----------       -----------
              Net income per financial statements            $ 9,187,803       $9,623,049       $ 8,285,673
              Uncollected interest on FMBs and
                receivables                                      704,152          931,251         2,377,175
              Loss on impairment of assets                     1,000,000          500,000         1,000,000
              Property tax loans deferred for tax
                reporting purposes, net                                0         (116,199)         (262,018)
              Amortization of bond selection fees                184,723          184,720           184,720
              Write-off of accrued and unpaid interest                 0       (2,229,178)                0
              Loss from debt restructure                         (26,455)      (1,358,312)                0
              Reversal of reserve for
                disputed claim                                  (422,287)               0                 0
              Other                                                    0          (78,489)          (89,424)
                                                             -----------       ----------       -----------
              Tax basis net income                           $10,627,936       $7,456,842       $11,456,126
                                                             ===========       ==========       ===========

              Net income for tax purposes is generally exempt from Federal income tax. The differences between the tax and book bases of partners' capital are primarily attributable to the cumulative effect of the book to tax income adjustments, the recording of distributions and the Partnership's accounting for the FMBs at fair value for book purposes and cost for tax purposes.

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

                                                                1995            1994               1993
                                                            ------------     ------------      ------------
              PBP and affiliates
                General and administrative                  $    103,839     $    102,633      $    111,003
                Management fee                                   405,312          405,312           405,312
                                                            ------------     ------------      ------------
                                                                 509,151          507,945           516,315
                                                            ------------     ------------      ------------
              Related General Partner and affiliates
                General and administrative                        49,073           15,124            55,813
                Management fee                                   405,313          405,313           405,313
                Loan servicing fee                               405,313          405,313           405,313
                                                            ------------     ------------      ------------
                                                                 859,699          825,750           866,439
                                                            ------------     ------------      ------------
                                                              $1,368,850       $1,333,695        $1,382,754
                                                            ============     ============      ============

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

              The Related General Partner has been engaged in settlement negotiations with counsel for the plaintiffs. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.

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

              As of March 1, 1996, directors and officers of the Related General Partner own directly or beneficially BUC$ issued by the Registrant as follows:

              Title of               Name of                Amount and Nature of
               Class         Directors and Officers         Beneficial Ownership          Percent of Class
              --------       ----------------------         --------------------          -----------------
               BUC$            J. Michael Fried                  6,625 BUC$**                      *
               BUC$            Stuart J. Boesky                  6,625 BUC$**                      *
                                                                -----------
                                                                13,250 BUC$
                                                                ===========

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

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K.

                                                                                            Sequential
                                                                                               Page
                                                                                            -----------
(a) 1.        Financial Statements
              --------------------
              Independent Auditors' Report                                                     16

              Statements of Financial Condition of as of
              December 31, 1995 and 1994                                                       17

              Statements of Income for the years ended
              December 31, 1995, 1994 and 1993                                                 18

              Statements of Changes in Partners' Capital (Deficit) for the years
              ended December 31, 1995, 1994 and 1993                                           19

              Statements of Cash Flows for the years ended
              December 31, 1995, 1994 and 1993                                                 20

              Notes to Financial Statements                                                    21

(a) 2.        Financial Statement Schedules
              -----------------------------
              Schedule II-Valuation and Qualifying Accounts and Reserves for the
              years ended December 31, 1995, 1994 and 1993                                     42

              All other schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.


Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K. (continued)

                                                                                            Sequential
                                                                                               Page
                                                                                            -----------
(a) 3.        Exhibits
              --------
3(a) and 4(a) Partnership Agreement, incorporated by reference to Exhibit A to the Prospectus of Registrant, dated July 2, 1986, filed pursuant to Rule 424(b) under the Securities Act of 1933,
              File No. 33-5213

3(b) and 4(b) Certificate of Limited Partnership (incorporated by reference to
              Exhibit 4 to Amendment No. 1 to Registration Statement on Form
              S-11, File No. 33-5213)

3(c) and 4(c) Amendment No 1. to the Partnership Agreement, dated October 1,
              1995 (incorporated by reference to Exhibit 3(c) and 4(c) in the Registrant's Annual Report on Form 10-K dated December 31, 1995)

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

10(e)         First Mortgage Bond, dated December 31, 1986, with respect to the
              Orchard Hills project, in the principal amount of $5,650,000
              (incorporated by reference to exhibit 10(c)in Registrant's
              Current Report on Form 8-K dated December 31, 1986)

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

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K. (continued)

                                                                                            Sequential
                                                                                               Page
                                                                                            -----------
10(h)         First Mortgage Bond, dated February 11, 1987, with respect to the
              Sunset Downs project, in the principal amount of $15,000,000
              (incorporated by reference to exhibit 10(b)in Registrant's
              Current Report on Form 8-K dated February 11, 1987)

10(i)         First Mortgage Bond, dated February 27, 1987, with respect to the
              Pelican Cove project, in the principal amount of $18,000,000
              (incorporated by reference to exhibit 10(a) in Registrant's
              Current Report on Form 8-K dated February 27, 1987)

10(j) First Mortgage Bond, dated February 27, 1987, with respect to the Willow Creek project, in the principal amount of $6,100,000
              (incorporated by reference to exhibit 10(c)in Registrant's
              Current Report on Form 8-K dated February 27, 1987)

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

10(m)         First Mortgage Bond, dated July 31, 1987, with respect to the
              Bristol Village project, in the principal amount of $17,000,000
              (incorporated by reference to exhibit 10(a)in Registrant's
              Current Report on Form 8-K dated July 31,1987)

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

10(q) Settlement Agreement for the Shannon Lake First Mortgage Bond dated December 3, 1990 (incorporated by reference to Exhibit 10(q) in Registrant's 1991 Annual Report on Form 10K)

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K. (continued)

                                                                                            Sequential
                                                                                               Page
                                                                                            -----------
10(r)         Settlement Agreement for the Newport Village First Mortgage Bond
              dated October 9, 1992 (incorporated by reference to Exhibit 10(r)
              in Registrant's 1992 Annual Report on Form 10K)

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

Item 14. Exhibits, Financial Statement Schedule and Reports on Form 8-K. (continued)

                                                                                            Sequential
                                                                                               Page
                                                                                            -----------
(10ae)        Sale-Purchase Agreement between The Lakes Project Investors,
              Inc., Seller, and ZIPCO, Inc., Purchaser, dated August 31, 1994
              (incorporated by reference to Exhibit 10(ae)in the Registrant's
              Quarterly Report on Form 10Q dated September 30, 1994)

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

(10aj)        Amended Settlement Agreement for the Suntree First Mortgage Bond
              dated January 26, 1996 (filed herewith)                                           43

(10ak)        Amended Settlement Agreement for the Shannon Lake First Mortgage
              Bond dated May 1, 1996 (filed herewith)                                           48

(10al)        Amended Settlement Agreement for the Player's Club First Mortgage
              Bond date January 26, 1996 (filed herewith)                                       51

(10am)        Forbearance Agreement for the Highland Ridge First Mortgage Bond
              dated May 14, 1996 (filed herewith)                                               57

27            Financial Data Schedule (filed herewith)                                          84


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

Summit Tax Exempt L.P. II

By:   Related Tax Exempt Associates II, Inc.
      A Delaware corporation, General Partner

      By: Alan P. Hirmes                              Date: August 13, 1996
          ---------------
          Alan P. Hirmes
          Vice President

By:   Prudential-Bache Properties, Inc.
      A Delaware corporation, General Partner

      By: Eugene D. Burak                             Date: August 13, 1996
          ----------------
          Eugene D. Burak
          Vice President

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities (with respect to the General Partners) and on the dates indicated.

By:   Related Tax Exempt Associates II, Inc.
      A Delaware corporation, General Partner

      By: J. Michael Fried                            Date: August 13, 1996
          -----------------
          J. Michael Fried
          President and Director

      By: Alan P. Hirmes                              Date: August 13, 1996
          ---------------
          Alan P. Hirmes
          Vice President

      By: Lawrence J. Lipton                          Date: August 13, 1996
          -------------------
          Lawrence J. Lipton
          Treasurer

      By: Stephen M. Ross                             Date: August 13, 1996
          ----------------
          Stephen M. Ross
          Director

By:   Prudential-Bache Properties, Inc.
      A Delaware corporation, General Partner

      By: Thomas F. Lynch III                         Date: August 13, 1996
          --------------------
          Thomas F. Lynch III
          President, Chief Executive Officer,
          Chairman of the Board of Directors
          and Director

      By: Barbara J. Brooks                           Date: August 13, 1996
          ------------------
          Barbara J. Brooks
          Vice President-Finance and Chief
          Financial Officer

      By: Eugene D. Burak                             Date: August 13, 1996
          ----------------
          Eugene D. Burak
          Vice President

      By: _________________                           Date: August 13, 1996
          Frank W. Giordano
          Director

      By: Nathalie P. Maio                            Date: August 13, 1996
          -----------------
          Nathalie P. Maio
          Director

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)

          Schedule II - Valuation and Qualifying Accounts and Reserves


Valuation allowance for first mortgage bonds

                                                                               Additions
                                       Additions           Deductions         (Deductions)
                     Balance at         Amounts              Amounts            Amounts
Year ended           beginning         reserved             recovered         reclassified           Balance at
December 31,          of year         during year          during year         during year           end of year
- - ------------         -----------      -----------          -----------        -------------          ------------
    1995             $        0        $        0           $       0         $         0             $        0
    1994              1,000,000                 0                   0          (1,000,000)                     0
    1993                      0         1,000,000                   0                   0              1,000,000



Valuation allowance for uncollectible receivables

                                                                               Additions
                                       Additions           Deductions         (Deductions)
                     Balance at         Amounts              Amounts            Amounts
Year ended           beginning         reserved             recovered         reclassified           Balance at
December 31,          of year         during year          during year         during year           end of year
- - ------------         -----------      -----------          -----------        -------------          ------------
    1995             $  183,918       $         0          $         0        $         0             $183,918
    1994                183,918                 0                    0                  0              183,918
    1993                183,918                 0                    0                  0              183,918


Valuation allowance for promissory notes

                                                                               Additions
                                       Additions           Deductions         (Deductions)
                     Balance at         Amounts              Amounts            Amounts
Year ended           beginning         reserved             recovered         reclassified           Balance at
December 31,          of year         during year          during year         during year           end of year
- - ------------         -----------      -----------          -----------        -------------          ------------

    1995             $  138,000        $       0            $       0         $         0             $138,000
    1994                138,000                0                    0                   0              138,000
    1993                      0          138,000                    0                   0              138,000
