Form 10-Q/A
period 1996-03-31
SUMMIT TAX EXEMPT L P II
filed 1996-08-14
CIK 792924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-15726


                            SUMMIT TAX EXEMPT L.P. II
             -------------------------------------------------------
             (Exact names of registrant as specified in its charter)



            Delaware                                   13-3370413
- - -------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


 625 Madison Avenue, New York, New York                                 10022
- - ----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                     ASSETS

                                                                March 31,     December 31,
                                                                  1996            1995
                                                            -------------    -------------
Participating first mortgage bonds - at fair value          $ 150,281,066    $ 150,274,452
Temporary investments                                           3,800,000        2,800,000
Cash and cash equivalents                                         288,636          972,889
Interest receivable, net                                          897,268          899,299
Promissory notes receivable, net                                   40,660           70,513
Deferred bond selection fees, net                               1,943,483        1,989,663
Other assets                                                            0           12,498
                                                            -------------    -------------

Total assets                                                $ 157,251,113    $ 157,019,314
                                                            =============    =============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Deferred income                                          $     424,077    $     455,636
   Accrued expenses                                                90,414          132,653
   Due to affiliates                                              311,956           64,061
                                                            -------------    -------------

Total liabilities                                                 826,447          652,350
                                                            -------------    -------------

Contingencies

Partners' capital (deficit):
   BUC$holders (9,151,620 BUC$
     issued and outstanding)                                  164,468,556      164,412,008
   General partners                                              (105,769)        (106,923)
   Net unrealized loss on participating
     first mortgage bonds                                      (7,938,121)      (7,938,121)
                                                            -------------    -------------


Total partners' capital                                       156,424,666      156,366,964
                                                            -------------    -------------

Total liabilities and partners' capital                     $ 157,251,113    $ 157,019,314
                                                            =============    =============


See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                           1996          1995
                                                        ----------    ----------
Revenues:

   Interest income:
     Participating first mortgage bonds                 $2,880,553    $3,086,547
     Temporary investments                                  30,165        25,007
     Promissory notes                                        4,324         8,195
                                                        ----------    ----------

     Total revenues                                      2,915,042     3,119,749

Expenses:

   Management fees                                         202,656       202,656
   Loan servicing fees                                     100,774        99,940
   General and administrative                               79,749        85,066
   Amortization of deferred bond selection fees             46,180        46,180
                                                        ----------    ----------

     Total expenses                                        429,359       433,842
                                                        ----------    ----------

     Net income                                         $2,485,683    $2,685,907
                                                        ==========    ==========

Allocation of Net Income:

   BUC$holders                                          $2,435,969    $2,632,189
                                                        ==========    ==========
   General Partners                                     $   49,714    $   53,718
                                                        ==========    ==========

Net income per BUC                                      $     0.27    $     0.29
                                                        ==========    ==========


See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)



                                                                                     Net Unrealized
                                                                                     Loss on
                                                                                     Participating First
                                   Total           BUC$holders    General Partners   Mortgage Bonds
                                ------------      -------------   ----------------   -------------------
Partners' capital (deficit) -
   January 1, 1996              $156,366,964      $ 164,412,008      $(106,923)          $(7,938,121)

Net Income                         2,485,683          2,435,969         49,714                     0

Distributions                     (2,427,981)        (2,379,421)       (48,560)                    0
                                ------------      -------------      ---------           -----------

Partners' capital (deficit) -
   March 31, 1996               $156,424,666      $ 164,468,556      $(105,769)          $(7,938,121)
                                ============      =============      =========           ===========



See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                     -------------------------
                                                         1996         1995
                                                     ----------    -----------
Cash flows from operating activities:
Interest received                                    $2,900,520    $ 3,121,900
Fees and expenses paid                                 (165,025)       (65,869)
Cash held in escrow                                           0         98,390
                                                     ----------    -----------
Net cash provided by operating activities             2,735,495      3,154,421
                                                     ----------    -----------
Cash flows from investing activities:
Net purchase of temporary investments                (1,000,000)    (1,381,219)
Principal payments received from loans
  made to properties                                      8,233          7,601
                                                     ----------    -----------
Net cash used in investing activities                  (991,767)    (1,373,618)
                                                     ----------    -----------
Cash flows from financing activities:
Distributions paid                                   (2,427,981)    (2,427,981)
                                                     ----------    -----------

Net decrease in cash and cash equivalents              (684,253)      (647,178)

Cash and cash equivalents at beginning of period        972,889        872,662
                                                     ----------    -----------

Cash and cash equivalents at end of period           $  288,636    $   225,484
                                                     ==========    ===========
Schedule reconciling net income to net cash
  provided by operating activities:
Net income                                           $2,485,683    $ 2,685,907
                                                     ----------    -----------

Adjustments to reconcile net income to net cash provided by operating activities:

Amortization of deferred bond selection fees             46,180         46,180
Accretion of valuation allowance                         (6,614)        (6,614)
Accretion of deferred income                             (9,939)        (9,940)
Changes in:
   Cash held in escrow                                        0        520,677
   Interest receivable, net                               2,031         18,705
   Promissory notes receivable, net                      21,620         25,743
   Other assets                                          12,498         15,803
   Accrued expenses                                     (42,239)       (16,102)
   Deferred income                                      (21,620)       (25,743)
   Due to affiliates                                    247,895        322,092
   Reserve for disputed claim                                 0       (422,287)
                                                     ----------    -----------
Total adjustments                                       249,812        468,514
                                                     ----------    -----------
Net cash provided by operating activities            $2,735,495    $ 3,154,421
                                                     ==========    ===========

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

              Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K/A-1 filed with the Securities and Exchange Commission for the year ended December 31, 1995.


NOTE 2  -     Participating First Mortgage Bonds ("FMBs")

              Pursuant to a review of the Partnership's financial statements by the SEC staff in 1996 and in accordance with others in the industry, the Partnership agreed that it will account for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994, and has restated its financial statements for the quarter ended March 31, 1996 and the year ended December 31, 1995 to reflect this change in accounting treatment.

               The change in accounting treatment does not affect cash flow or payments received by the Partnership from the properties, level of distributions to BUC$Holders, the tax-exempt nature of the Partnership's net income or the obligation under the FMBs.

               The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold to maturity. As such, SFAS 115 requires the Partnership to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. The accounting resulted in cumulative net unrealized losses of approximately $7,938,000 at March 31, 1996 and December 31, 1995. Again, unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

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

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


NOTE 2  -     Participating First Mortgage Bonds ("FMBs") (continued)


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

                            SUMMIT TAX EXEMPT L.P. II

                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 2 - Participating First Mortgage Bonds (continued) Descriptions of the FMBs owned by the Partnership at March 31, 1996 are as follows:

                                      Annualized
                                      Interest Rate
                                      Paid for the
                                      three months      Minimum                                                         Carrying
                                         ended          Pay Rate     Stated                                               Amount
                                        March 31,       at March    Interest                 Maturity                   at March
Property              Location            1996*         31, 1996*     Rate*     Call Date       Date       Face Amount  31, 1996 (F)
- - --------              --------        -------------    ---------    --------   ---------     --------     -----------  ------------
Bay Club           Mt. Pleasant, SC     7.41% (E)         7.50%       8.25%    Sept. 2000   Sept. 2006  $  6,400,000   $  6,145,264
Loveridge          Contra Costa, CA     4.18               (B)        8.00     Nov.  1998   Nov.  2006     8,550,000      7,629,796
The Lakes          Kansas City, MO      4.87              4.87        4.87     Dec.  2006   Dec.  2006    13,650,000     10,368,077
Crowne Pointe      Olympia, WA          8.00              8.00        8.00     Dec.  1998   Dec.  2006     5,075,000      5,290,714
Orchard Hills      Tacoma, WA           8.00              8.00        8.00     Dec.  1998   Dec.  2006     5,650,000      5,803,112
Highland Ridge     St. Paul, MN         7.00  (D)         8.00        8.00     Feb.  1999   Feb.  2007    15,000,000     12,685,842
Newport Village    Tacoma, WA           7.65  (C)         7.50        8.00     Jan.  1999   Jan.  2007    13,000,000     13,731,947
Sunset Downs       Lancaster, CA        5.00               (B)        8.00     May   1999   May   2007    15,000,000     11,396,727
Willow Creek       Ames, IA             8.00              8.00        8.00     Oct.  1999   Oct.  2006     6,100,000      5,563,709
Cedar Pointe       Nashville, TN        8.00              8.00        8.00     Apr.  1999   Apr.  2007     9,500,000      9,778,309
Shannon Lake       Atlanta, GA          6.00  (D)         6.00        8.00     Jun.  1999   Jun.  2007    12,000,000     10,519,904
Bristol Village    Bloomington, MN      8.96  (C)         7.75        8.00     Jun.  1999   Jun.  2005    17,000,000     16,631,716
Suntree            Ft. Myers, FL        7.50              7.50        8.00     Jul.  1999   Jul.  2007     7,500,000      7,876,831
River Run          Miami, FL            8.00              8.00        8.00     Aug.  1999   Aug.  2007     7,200,000      7,463,220
Pelican Cove       St. Louis, MO        7.50               (B)        8.00     Feb.  1999   Feb.  2007    18,000,000     16,801,601
Players Club (A)   Ft. Myers, FL        7.00              7.00        8.00     Aug.  1999   Aug.  2007     2,500,000      2,594,297
                                                                                                        ------------   ------------
                                                                                                        $162,125,000   $150,281,066
                                                                                                        ============   ============

*The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreements, if any.

(A) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $7,200,000 of the Players Club FMB.
(B) Pay rate is based on net cash flow generated by operations of the underlying property.
(C)  Includes receipt of deferred base interest related to prior periods.
(D)  See discussion below.
(E) The actual annual pay rate is adjusted annually as of the property's fiscal year end based on cash flow pursuant to audited financial statements to no less than the minimum pay rate.
(F)  The FMBs are carried at their estimated fair values at March 31, 1996.

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

              The cost basis of the FMBs at March 31, 1996 and December 31, 1995 was $158,219,187 and $158,212,573, respectively. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $2,113,430 and $10,051,551, respectively, at March 31, 1996 and December 31, 1995.

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

                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                           1996            1995
                                                         --------       --------
              PBP and affiliates:
                Management fee                           $101,328       $101,328
                General and administrative                 11,172         26,586
                                                         --------       --------
                                                          112,500        127,914
                                                         --------       --------
              Related General Partner and affiliates:
                Management fee                            101,328        101,328
                Loan servicing fees                       100,774         99,940
                General and administrative                 24,000          4,187
                                                         --------       --------
                                                          226,102        205,455
                                                         --------       --------

                                                         $338,602       $333,369
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

              The Related General Partner has been engaged in settlement negotiations with counsel for the plaintiffs. In the event a settlement can not be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend against this action.

NOTE 5  -     Subsequent Event

              In May 1996, distributions of approximately $2,379,000 and $49,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended March 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
- - -------------------------------

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

Results of Operations
- - ---------------------

              Pursuant to a review of the Partnership's financial statements by the SEC staff in 1996 and in accordance with others in the industry, the Partnership agreed that it will account for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") effective January 1, 1994, and has restated its financial statements for the quarter ended March 31, 1996 and the year ended December 31, 1995 to reflect this change in accounting treatment.

              The change in accounting treatment does not affect cash flow or payments received by the Partnership from the properties, level of distributions to BUC$Holders, the tax-exempt nature of the Partnership's net income or the obligation under the FMBs.

              The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold to maturity. As such, SFAS 115 requires the Partnership to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. The accounting resulted in cumulative net unrealized losses of approximately $7,938,000 at March 31, 1996 and December 31, 1995. Again, unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

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

Property Information
- - --------------------

              The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of April 28, 1996:

                                                                                         Annualized
                                                                                           Interest      Minimum
                                                                                          Rate Paid       Annual
                                                                                        for the three    Pay Rate
                                                                           Stated        months ended       at
                                      Face Amount                          Interest        March 31,     March 31,
Property         Location                  of FMB         Occupancy        Rate*             1996*         1996*
- - --------         -----------------    ------------        ---------        --------     -------------   ----------

Bay Club         Mt. Pleasant, SC     $  6,400,000          99.4%          8.25%         7.41%(E)          7.50%
Loveridge        Contra Costa, CA        8,550,000          95.9           8.00          4.18                (B)
The Lakes        Kansas City, MO        13,650,000          95.7           4.87          4.87              4.87
Crowne Pointe    Olympia, WA             5,075,000          96.3           8.00          8.00              8.00
Orchard Hills    Tacoma, WA              5,650,000          93.1           8.00          8.00              8.00
Highland Ridge   St. Paul, MN           15,000,000          93.4           8.00          7.00  (D)         8.00
Newport Village  Tacoma, WA             13,000,000          91.4           8.00          7.65  (C)         7.50
Sunset Downs     Lancaster, CA          15,000,000          80.0           8.00          5.00                (B)
Willow Creek     Ames, IA                6,100,000         100.0           8.00          8.00              8.00
Cedar Pointe     Nashville, TN           9,500,000          95.1           8.00          8.00              8.00
Shannon Lake     Atlanta, GA            12,000,000          96.9           8.00          6.00  (D)         6.00
Bristol Village  Bloomington, MN        17,000,000          99.3           8.00          8.96  (C)         7.75
Suntree          Ft. Myers, FL           7,500,000          92.4           8.00          7.50              7.50
River Run        Miami, FL               7,200,000          94.4           8.00          8.00              8.00
Pelican Cove     St. Louis, MO          18,000,000          98.5           8.00          7.50                (B)
Players Club (A) Ft. Myers, FL           2,500,000          89.4           8.00          7.00              7.00
                                      ------------
                                      $162,125,000
                                      ============

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

General
- - -------

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

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings - Incorporated by reference to Note 4 to the financial statements filed herewith in Item 1 of Part 1 of the Registrant's Quarterly Report.

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

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

                                   SIGNATURES
                                   ----------


              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SUMMIT TAX EXEMPT L.P. II



                    By:    Related Tax Exempt Associates II, Inc.
                           A Delaware corporation, General Partner



Date: August 13, 1996      By:   /s/ Alan P. Hirmes
                                 ------------------
                                 Alan P. Hirmes
                                 Vice President


Date: August 13, 1996      By:   /s/ Lawrence J. Lipton
                                 ----------------------
                                 Lawrence J. Lipton
                                 Treasurer
                                 (Principal Financial and Accounting Officer)


                    By:    Prudential-Bache Properties, Inc.
                           A Delaware corporation, General Partner



Date: August 13, 1996      By:   /s/ Eugene D. Burak
                                 -------------------
                                 Eugene D. Burak
                                 Vice President