Form 10-Q
period 1996-06-30
SUMMIT TAX EXEMPT L P II
filed 1996-08-14
CIK 792924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - ---  ACT OF 1934


For the quarterly period ended June 30, 1996


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934


                         Commission File Number 0-15726


                            SUMMIT TAX EXEMPT L.P. II
             (Exact names of registrant as specified in its charter)



                           Delaware                                                     13-3370413
- - --------------------------------------------------------------              ------------------------------------
(State or other jurisdiction of incorporation or organizations              (I.R.S. Employer Identification No.)


            625 Madison Avenue, New York, New York                                         10022
           ----------------------------------------                                       -------
           (Address of principal executive offices)                                      (Zip Code)


Registrant's telephone number, including area code (212) 421-5333

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                     ASSETS

                                                              June 30,        December 31,
                                                                1996              1995
                                                            -------------    -------------

Participating first mortgage bonds-at fair value             $150,287,679     $150,274,452
Temporary investments                                           3,675,000        2,800,000
Cash and cash equivalents                                         639,926          972,889
Interest receivable, net                                          717,038          899,299
Promissory notes receivable, net                                  332,263           70,513
Deferred bond selection fees, net                               1,897,303        1,989,663
Other assets                                                            0           12,498
                                                            -------------    -------------

Total assets                                                 $157,549,209     $157,019,314
                                                            =============    =============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Deferred income                                           $    414,137     $    455,636
   Accrued expenses                                                95,998          132,653
   Due to affiliates                                              400,373           64,061
                                                            -------------    -------------

Total liabilities                                                 910,508          652,350
                                                            -------------    -------------

Contingencies

Partners' capital (deficit):
   BUC$holders (9,151,620 BUC$
     issued and outstanding)                                  163,208,310      164,412,008
   General Partners                                              (131,488)        (106,923)
   Net unrealized loss on participating
     first mortgage bonds                                      (6,438,121)      (7,938,121)
                                                            -------------    -------------

Total partners' capital                                       156,638,701      156,366,964
                                                            -------------    -------------

Total liabilities and partners' capital                      $157,549,209     $157,019,314
                                                            =============    =============


See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)


                                            Three Months Ended         Six Months Ended
                                          -----------------------   -----------------------
                                                  June 30,                June 30,
                                             1996         1995         1996         1995
                                          ----------   ----------   ----------   ----------
Revenues:

   Interest income:
     Participating first mortgage bonds   $3,084,231   $2,776,893   $5,964,784   $5,863,440
     Temporary investments                    33,638       36,262       63,803       61,269
     Promissory notes                          4,633        5,765        8,957       13,960
                                          ----------   ----------   ----------   ----------

     Total revenues                        3,122,502    2,818,920    6,037,544    5,938,669
                                          ----------   ----------   ----------   ----------

Expenses:

     Management fees                         202,656      202,656      405,312      405,312
     Loan serving fees                       100,775      101,051      201,549      200,991
     General and administrative              130,875      102,542      210,624      187,608
     Amortization of deferred
       bond selection fees                    46,180       46,180       92,360       92,360
     Loss on impairment of assets          1,500,000            0    1,500,000            0
                                          ----------   ----------   ----------   ----------

     Total expenses                        1,980,486      452,429    2,409,845      886,271
                                          ----------   ----------   ----------   ----------

Net Income                                $1,142,016   $2,366,491   $3,627,699   $5,052,398
                                          ==========   ==========   ==========   ==========


Allocation of Net Income:


   BUC$holders                            $1,119,176   $2,319,161   $3,555,145   $4,951,350
                                          ==========   ==========   ==========   ==========


   General Partners:                      $   22,840   $   47,330   $   72,554   $  101,048
                                          ==========   ==========   ==========   ==========


Net Income per BUC                        $      .12   $      .25   $      .39   $      .54
                                          ==========   ==========   ==========   ==========


See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                    Net Unrealized Gain
                                                                     General      (Loss) on Participating
                                     Total        BUC$holders       Partners        First Mortgage Bonds
                                 ------------     ------------    -------------    ---------------------
Partners' capital (deficit) -
   January 1, 1996               $156,366,964     $164,412,008        $(106,923)       $(7,938,121)

Net Income                          3,627,699        3,555,145           72,554                  0

Distributions                      (4,855,962)      (4,758,843)         (97,119)                 0

Realization of loss on
impairment of assets                1,500,000                0                0          1,500,000
                                -------------    -------------    -------------      -------------

Partners' capital (deficit) -
   June 30, 1996                 $156,638,701     $163,208,310        $(131,488)       $(6,438,121)
                                =============    =============    =============      =============


See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Six Months Ended
                                                                                         June 30,
                                                                                --------------------------
                                                                                    1996          1995
                                                                                -----------    -----------
Cash flows from operating
activities:
Interest received, net                                                           $6,186,699     $5,954,969
Fees and expenses paid                                                             (505,330)      (483,850)
Cash held in escrow                                                                       0         98,390
                                                                                -----------    -----------

Net cash provided by operating activities                                         5,681,369      5,569,509
                                                                                -----------    -----------

Cash flows from investing activities:
Net purchase of temporary investments                                              (875,000)    (1,516,544)
Principal payments received from loans made to properties                            16,630         15,354
Loans made to properties                                                           (300,000)             0
                                                                                -----------    -----------

Net cash used in investing activities                                            (1,158,370)    (1,501,190)
                                                                                -----------    -----------

Cash flows from financing activities:
Distributions paid                                                               (4,855,962)    (4,855,962)
                                                                                -----------    -----------

Net decrease in cash and cash equivalents                                          (332,963)      (787,643)

Cash and cash equivalents at beginning of period                                    972,889        872,662
                                                                                -----------    -----------

Cash and cash equivalents at end of period                                       $  639,926     $   85,019
                                                                                ===========    ===========

Schedule reconciling net income to net cash provided by operating activities:
Net income                                                                       $3,627,699     $5,052,398
                                                                                -----------    -----------
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on impairment of assets                                                      1,500,000              0
Amortization of deferred bond selection fees                                         92,360         92,360
Accretion of valuation allowance                                                    (13,227)       (13,227)
Accretion of deferred income                                                        (19,879)       (19,880)

Changes in:
   Cash held in escrow                                                                    0        520,677
   Interest receivable, net                                                         182,261         49,407
   Promissory notes receivable, net                                                  21,620         39,037
   Other assets                                                                      12,498        (21,690)
   Accrued expenses                                                                 (36,655)         2,472
   Deferred income                                                                  (21,620)       (39,037)
   Due to affiliates                                                                336,312        329,279
   Reserve for disputed claim                                                             0       (422,287)
                                                                                -----------    -----------

Total adjustments                                                                 2,053,670        517,111
                                                                                -----------    -----------

Net cash provided by operating activities                                        $5,681,369     $5,569,509
                                                                                ===========    ===========


See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 1  -     General

               These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt L.P. II (the "Partnership") as of June 30, 1996, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

               The Partnership accounts for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

               The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold until maturity. As such, SFAS 115 requires the Partnership to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. Unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

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

                            SUMMIT TAX EXEMPT L.P. II

                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 2  -     Participating First Mortgage Bonds (continued)

              Descriptions of the FMBs owned by the Partnership at June 30, 1996 are as follows:

                                     Annualized
                                    Interest Rate
                                     Paid for the
                                      six months     Minimum
                                        ended       Pay Rate   Stated                                                  Carrying
                                       June 30,      at June   Interest                 Maturity                      Amount at
Property             Location            1996*      30, 1996*  Rate*      Call Date       Date      Face Amount    June 30, 1996 (G)
- - --------             --------        -----------    ---------  ------    -----------   ----------   -----------    -----------------
Bay Club          Mt. Pleasant, SC    7.88%  (D)       7.50%    8.25%    Sept.  2000   Sept. 2006   $ 6,400,000     $  6,151,877
Loveridge         Contra Costa, CA    4.62              (B)     8.00     Nov.   1998   Nov.  2006     8,550,000        7,629,796
The Lakes         Kansas City, MO     5.65   (F)       4.87     4.87     Dec.   2006   Dec.  2006    13,650,000       10,368,077
Crowne Pointe     Olympia, WA         8.00             8.00     8.00     Dec.   1998   Dec.  2006     5,075,000        5,290,714
Orchard Hills     Tacoma, WA          8.00             8.00     8.00     Dec.   1998   Dec.  2006     5,650,000        5,803,112
Highland Ridge    St. Paul, MN        7.00             8.00     8.00     Feb.   1999   Feb.  2007    15,000,000       12,685,842
Newport Village   Tacoma, WA          7.85   (C)       7.50     8.00     Jan.   1999   Jan.  2007    13,000,000       13,731,947
Sunset Downs      Lancaster, CA       4.52              (B)     8.00     May    1999   May   2007    15,000,000       11,396,727
Willow Creek      Ames, IA            8.00             8.00     8.00     Oct.   1999   Oct.  2006     6,100,000        5,563,709
Cedar Pointe      Nashville, TN       8.00             8.00     8.00     Apr.   1999   Apr.  2007     9,500,000        9,778,309
Shannon Lake      Atlanta, GA         6.00             6.00     8.00     Jun.   1999   Jun.  2007    12,000,000       10,519,904
Bristol Village   Bloomington, MN     9.37   (C)       7.75     8.00     Jun.   1999   Jun.  2005    17,000,000       16,631,716
Suntree           Ft. Myers, FL       7.50             7.50     8.00     Jul.   1999   Jul.  2007     7,500,000        7,876,831
River Run         Miami, FL          11.35   (E)       8.00     8.00     Aug.   1999   Aug.  2007     7,200,000        7,463,220
Pelican Cove      St. Louis, MO       7.50              (B)     8.00     Feb.   1999   Feb.  2007    18,000,000       16,801,601
Players Club (A)  Ft. Myers, FL       7.00             7.00     8.00     Aug.   1999   Aug.  2007     2,500,000        2,594,297
                                                                                                   ------------     ------------
                                                                                                   $162,125,000     $150,287,679
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

(D) The actual annual pay rate is adjusted annually as of the property's fiscal year end based on cash flow pursuant to audited financial statements to no less than the minimum pay rate.

(E) Includes primary contingent interest related to prior periods.

(F) Includes primary and supplemental contingent interest related to prior periods.

(G) The FMBs are carried at their estimated fair value at June 30, 1996.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 2  -     Participating First Mortgage Bonds (continued)

              With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded conractual interest income was approximately $309,000 and $401,000 for the six months ended June 30, 1996 and 1995, respectively.

              The cost basis of the FMBs at June 30, 1996 and December 31, 1995 was $156,725,800 and $158,212,573, respectively. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $2,113,430 and $8,551,551 respectively, at June 30, 1996, and of $2,113,430 and $10,051,551, respectively, at December 31, 1995.


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

                               Three Months Ended     Six Months Ended
                                     June 30,               June 30,
                               -------------------   -------------------
                                 1996       1995       1996       1995
                               --------   --------   --------   --------
PBP and affiliates:
  Management fee               $101,328   $101,328   $202,656   $202,656
  General and administrative     22,506     41,646     33,678     68,232
                               --------   --------   --------   --------

                                123,834    142,974    236,334    270,888
                               --------   --------   --------   --------
Related General Partner
   and affiliates:
  Management fee                101,328    101,328   $202,656    202,656
  Loan servicing fees           100,775    101,051    201,549    200,991
  General and administrative      4,170      5,894     28,170     10,081
                               --------   --------   --------   --------

                                206,273    208,273    432,375    413,728
                               --------   --------   --------   --------

                               $330,107   $351,247   $668,709   $684,616
                               ========   ========   ========   ========


               An affiliate of the Related General Partner receives loan servicing fees (see above) in an amount of .25% per annum of the principal amount outstanding on FMBs serviced by the affiliate.

               The General Partners are paid, in the aggregate, an annual management fee equal to .5% of the original amount invested in FMBs.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 3  -     Related Parties (continued)


               A division of Prudential Securities Incorporated ("PSI"), an affiliate of PBP, was responsible for the purchase, sale and safekeeping of the Partnership's temporary investments in 1995. This account was maintained in accordance with the Partnership Agreement.

              PSI owns 61,265 BUC$ at June 30, 1996.

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

               By order dated April 14, 1994 order, the Judicial Panel on Multidistrict Litigation transferred the Kinnes case, by order dated May 4, 1994, the Connelly case and by order dated July 13, 1994, the Levine case, to a single judge of the United States District Court for the Southern District of New York and consolidated them for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket No. 1005). On June 8, 1994 plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

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

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 4  -     Contingencies (continued)

               The Related General Partner has been engaged in settlement negotiations with counsel for the plaintiffs. In the event a settlement can not be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.


NOTE 5  -     Subsequent Event

               In August 1996, distributions of approximately $2,379,000 and $49,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended June 30, 1996.

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

               At the beginning of the year, the Partnership had cash and temporary investments of $3,773,000. After payment of distributions and receipt of the net cash flow from operations, the Partnership had approximately $4,315,000 in cash and temporary investments at June 30, 1996. The second quarter distribution of $2,379,000 ($.26 per BUC) was paid to BUC$holders in August 1996 from cash flow from operations. As further discussed in Note 2 to the financial statements, the obligor of one FMB entered into a forbearance agreement with the Partnership retroactive to October 10, 1995. This transaction may negatively impact liquidity in future quarters however interest payments from FMB's are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.

               Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Partnership's investments in mortgage loans are secured by a partnership interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

               The Partnership accounts for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

               The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can elect to hold until maturity. As such, SFAS 115 requires the Partnership to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. Unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

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

               Net income decreased by approximately $1,224,000 and $1,425,000 for the three and six months ended June 30, 1996 as compared to 1995 primarily due to a loss on impairment of assets and for the reasons discussed below.

               Interest income from FMBs increased by approximately $307,000 for the three months ended June 30, 1996 as compared to 1995. This increase was primarily due to an underaccrual of interest income relating to Sunset Downs at June 30, 1995 which was corrected in the third quarter and the receipt of contingent interest by River Run and an increase in deferred base interest received by Bristol Village in the second quarter of 1996.

               Interest income from promissory notes decreased by approximately $1,000 and $5,000 for the three and six months ended June 30, 1996, respectively, as compared to 1995 primarily due to the repayment of the Bay Club property tax loan in January 1996.

               General and administrative expenses increased by approximately $28,000 and $23,000 for the three and six months ended June 30, 1996, respectively, as compared to 1995, primarily due to increases in non-recurring legal expenses.

               A $1,500,000 loss on impairment of assets was recorded during the six months ended June 30, 1996 to recognize other-than-temporary impairment of one FMB based upon continuing operating difficulties being experienced at the property securing the FMB.


Property Information

               The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of June 30, 1996:


                                                                                  Annualized
                                                                                   Interest      Minimum
                                                                                  Rate Paid       Annual
                                                                                 for the six     Pay Rate
                                                                      Stated     months ended       at
                                        Face Amount                  Interest      June 30,      June 30,
Property           Location               of FMB       Occupancy      Rate*          1996*         1996*
- - --------           --------            ------------    ---------     -------     -------------   --------
Bay Club           Mt. Pleasant, SC    $  6,400,000      100%         8.25%        7.88% (D)       7.50%
Loveridge          Contra Costa, CA       8,550,000      94.6         8.00         4.62              (B)
The Lakes          Kansas City, MO       13,650,000      95.4         4.87         5.65  (F)       4.87
Crowne Pointe      Olympia, WA            5,075,000      91.9         8.00         8.00            8.00
Orchard Hills      Tacoma, WA             5,650,000      94.3         8.00         8.00            8.00
Highland Ridge     St. Paul, MN          15,000,000      89.4         8.00         7.00            8.00
Newport Village    Tacoma, WA            13,000,000      90.1         8.00         7.85  (C)       7.50
Sunset Downs       Lancaster, CA         15,000,000      82.1         8.00         4.52              (B)
Willow Creek       Ames, IA               6,100,000     100.0         8.00         8.00            8.00
Cedar Pointe       Nashville, TN          9,500,000      98.1         8.00         8.00            8.00
Shannon Lake       Atlanta, GA           12,000,000      90.1         8.00         6.00            6.00
Bristol Village    Bloomington, MN       17,000,000      92.6         8.00         9.37  (C)       7.75
Suntree            Ft. Myers, FL          7,500,000      83.9         8.00         7.50            7.50
River Run          Miami, FL              7,200,000      94.4         8.00        11.35  (E)       8.00
Pelican Cove       St. Louis, MO         18,000,000      98.0         8.00         7.50              (B)
Players Club (A)   Ft. Myers, FL          2,500,000      80.9         8.00         7.00            7.00
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

(B) Pay rate is based on the net cash flow generated by operations of the underlying property.

(C)  Includes receipt of deferred base interest related to prior periods.

(D) The actual annual pay rate is adjusted annually as of the property's fiscal year end based on cash flow pursuant to audited financial statements to no less than the minimum pay rate.

(E)  Includes primary contingent interest related to prior periods.

(F) Includes primary and supplemental contingent interest related to prior periods.

General

               The determination as to whether it is the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

               Certain property owners have, at times, supplemented the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary. The owner of the Highland Ridge property supplemented cash flow generated by the property to meet its interest payments during the three months ended March 31, 1995. The owner of the Sunset Downs and Loveridge properties supplemented the cash flow generated by the respective properties to meet their interest payments during the first two months of 1995. No property owner made supplementary payments during the six months ended June 30, 1996.

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