Form 10-Q
period 1996-09-30
SUMMIT TAX EXEMPT L P II
filed 1996-11-14
CIK 792924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1996


OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934



                         Commission File Number 0-15726


                            SUMMIT TAX EXEMPT L.P. II
             (Exact names of registrant as specified in its charter)


            Delaware                                   13-3370413
----------------------------------        -------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


 625 Madison Avenue, New York, New York                  10022
----------------------------------------             ----------------
(Address of principal executive offices)                (Zip Code)



Registrant's telephone number, including area code (212) 421-5333


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No____
                                              ---

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                     ASSETS

                                                                  September 30,     December 31,
                                                                      1996              1995
                                                                 -------------      ------------
Participating first mortgage bonds-at fair value                 $ 150,294,293      $150,274,452
Temporary investments                                                4,200,000         2,800,000
Cash and cash equivalents                                              235,649           972,889
Interest receivable, net                                               737,312           899,299
Promissory notes receivable, net                                       308,099            70,513
Deferred bond selection fees, net                                    1,851,122         1,989,663
Other assets                                                            37,112            12,498
                                                                 -------------      ------------

Total assets                                                      $157,663,587      $157,019,314
                                                                 =============      ============

                       LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Deferred income                                              $      404,198    $      455,636
   Accrued expenses                                                    173,552           132,653
   Due to affiliates                                                   386,064            64,061
                                                                 -------------      ------------

Total liabilities                                                      963,814           652,350
                                                                 -------------      ------------

Contingencies

Partners' capital (deficit):
   BUC$holders (9,151,620 BUC$
     issued and outstanding)                                       163,268,161       164,412,008
   General Partners                                                   (130,267)         (106,923)
   Net unrealized loss on participating
     first mortgage bonds                                           (6,438,121)       (7,938,121)
                                                                 -------------      ------------

Total partners' capital                                           156, 699,773       156,366,964
                                                                 -------------      ------------

Total liabilities and partners' capital                           $157,663,587      $157,019,314
                                                                 =============      ============



See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                      September 30,
                                             ----------------------------       ----------------------------
                                                1996              1995            1996               1995
                                             ----------        ----------       ----------        ----------
Revenues:

   Interest income:
     Participating first mortgage bonds      $2,941,404        $3,015,288       $8,906,188        $8,878,728
     Temporary investments                       34,843            31,152           98,646            92,421
     Promissory notes                             6,376             5,782           15,333            19,742
                                             ----------        ----------       ----------        ----------
     Total revenues                           2,982,623         3,052,222        9,020,167         8,990,891
                                             ----------        ----------       ----------        ----------

Expenses:

     Management fees                            202,656           202,656          607,968           607,968
     Loan servicing fees                        101,882           102,162          303,431           303,152
     General and administrative                 142,852           101,268          353,476           288,876
     Amortization of deferred
       bond selection fees                       46,181            46,180          138,541           138,540
     Loss on impairment of assets                     0                 0        1,500,000                 0
                                             ----------        ----------       ----------        ----------

     Total expenses                             493,571           452,266        2,903,416         1,338,536
                                             ----------        ----------       ----------        ----------

Net Income                                   $2,489,052        $2,599,956       $6,116,751        $7,652,355
                                             ==========        ==========       ==========        ==========

Allocation of Net Income:

   BUC$holders                               $2,439,271        $2,547,957       $5,994,416        $7,499,308
                                             ==========        ==========       ==========        ==========

   General Partners                          $   49,781        $   51,999       $  122,335        $  153,047
                                             ==========        ==========       ==========        ==========

Net Income per BUC                           $      .27        $      .28       $      .66        $      .82
                                             ==========        ==========       ==========        ==========




See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)

                                                                                                Net Unrealized
                                                                               General       Loss on Participating
                                            Total          BUC$holders        Partners        First Mortgage Bonds
                                         ------------    -------------       -----------     ---------------------
Partners' capital (deficit) -
   January 1, 1996                       $156,366,964    $ 164,412,008       $ (106,923)        $ (7,938,121)

Net Income                                  6,116,751        5,994,416          122,335                    0

Distributions                              (7,283,942)      (7,138,263)        (145,679)                   0

Realization of loss on
impairment of assets                        1,500,000                0                0            1,500,000
                                         ------------    -------------       ----------         ------------
Partners' capital (deficit) -
   September 30, 1996                    $156,699,773     $163,268,161       $ (130,267)        $ (6,438,121)
                                         ============     ============       ==========         ============







See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                      September 30,
                                                                             ------------------------------
                                                                                1996                1995
                                                                             ------------        ----------
Cash flows from operating activities:
Interest received, net                                                       $  9,132,495        $8,860,137
Fees and expenses paid                                                           (926,587)         (836,025)
Cash held in escrow                                                                     0            98,390
                                                                             ------------        ----------

Net cash provided by operating activities                                       8,205,908         8,122,502
                                                                             ------------        ----------

Cash flows from investing activities:
Net purchase of temporary investments                                          (1,400,000)       (1,366,518)
Principal payments received from loans made to properties                          40,794            23,264
Loans made to properties                                                         (300,000)                0
                                                                             ------------        ----------

Net cash used in investing activities                                          (1,659,206)       (1,343,254)
                                                                             ------------        ----------

Cash flows from financing activities:
Distributions paid                                                             (7,283,942)       (7,283,943)
                                                                             ------------        ----------

Net decrease in cash and cash equivalents                                        (737,240)         (504,695)

Cash and cash equivalents at beginning of period                                  972,889           872,662
                                                                             ------------        ----------

Cash and cash equivalents at end of period                                   $    235,649        $  367,967
                                                                             ============        ==========
Schedule reconciling net income to net cash
   provided by operating activities:
Net income                                                                   $  6,116,751        $7,652,355
                                                                             ------------        ----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
Loss on impairment of assets                                                    1,500,000                 0
Amortization of deferred bond selection fees                                      138,541           138,540
Accretion of valuation allowance                                                  (19,841)          (19,841)
Accretion of deferred income                                                      (29,818)          (29,818)

Changes in:
   Cash held in escrow                                                                  0           520,677
   Interest receivable, net                                                       161,987           (81,095)
   Promissory notes receivable, net                                                21,620            59,523
   Other assets                                                                   (24,614)           (9,192)
   Accrued expenses                                                                40,899            23,943
   Deferred income                                                                (21,620)          (59,523)
   Due to affiliates                                                              322,003           349,220
   Reserve for disputed claim                                                           0          (422,287)
                                                                             ------------        ----------

Total adjustments                                                               2,089,157           470,147
                                                                             ------------        ----------

Net cash provided by operating activities                                    $  8,205,908        $8,122,502
                                                                             ============        ==========


See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 1  -     General

              These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments which except for the loss on impairment of assets, (consisted of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt L.P. II (the "Partnership") as of September 30, 1996, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

              Due to increases in its real estate taxes, in April, 1996, the obligor of the Highland Ridge FMB entered into a forbearance agreement with the Partnership effective retroactive to October, 1995. In accordance with the terms and conditions of this agreement, the obligor will make minimum monthly debt service payments beginning at

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 2  -     Participating First Mortgage Bonds ("FMBs")(continued)

a 7% annual rate and increasing in annual increments over a period of four years back to the original stated rate. The difference between the actual pay rate and the stated rate of the FMB is deferred and payable from future available cash flow or sale or refinancing proceeds. In addition, delinquent taxes will be paid in three installments by the developer over an 18 month period. The developer has paid the first such installment of the delinquent taxes due as of May 7, 1996. The obligations under the forbearance agreement are further secured by a guarantee from the general partner of the obligor. Payments under the forbearance agreement are current as of September 30, 1996.

              A forbearance agreement with the owner of the Shannon Lake property originally made in 1991, further modified as of June 1, 1993 was extended as of May 1, 1996 to allow the property to make minimum monthly interest payments at annual rate of 6%. The Partnership agreed to extend other provisions and terms of the 1993 agreement effective for the period March 16, 1993 through December 15, 1997. In addition, as of June 1, 1996 an Extension and Modification Agreement was executed regarding the extension and modification of the $138,000 note due on April 30, 1996. The note was increased by $300,000 to $438,000. The modified loan is self amortizing beginning August 1, 1996 at the annual rate of 8%, payable in 48 equal monthly installments of $10,692.86, with a final maturity of July 1, 2000. Payments due under the forbearance agreement and the note are current as of September 30, 1996.

              With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $455,000 and $496,000 for the nine months ended September 30, 1996 and 1995, respectively.

              The cost basis of the FMBs at September 30, 1996 and December 31, 1995 was $156,732,414 and $158,212,573, respectively. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $2,113,430 and $8,551,551, respectively, at September 30, 1996, and of $2,113,430 and $10,051,551, respectively, at December 31, 1995.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 2  -     Participating First Mortgage Bonds (continued)

              Descriptions of the FMBs owned by the Partnership at September 30, 1996 are as follows:

                                               Annualized
                                               Interest Rate
                                               Paid for the
                                               nine months      Minimum
                                                   ended        Pay Rate at   Stated
                                               September 30,    September     Interest
Property              Location                     1996*        30, 1996*     Rate*
--------              --------                 -------------    ----------    ------
Bay Club              Mt. Pleasant, SC          8.29%  (D)       7.50%         8.25%
Loveridge             Contra Costa, CA          4.74              (B)          8.00
The Lakes             Kansas City, MO           5.14   (F)       4.87          4.87
Crowne Pointe         Olympia, WA               8.00             8.00          8.00
Orchard Hills         Tacoma, WA                8.00             8.00          8.00
Highland Ridge        St. Paul, MN              7.00             7.00          8.00
Newport Village       Tacoma, WA                7.94   (C)       8.00          8.00
Sunset Downs          Lancaster, CA             4.33              (B)          8.00
Willow Creek          Ames, IA                  8.00             8.00          8.00
Cedar Pointe          Nashville, TN             8.00             8.00          8.00
Shannon Lake          Atlanta, GA               6.00             6.00          8.00
Bristol Village       Bloomington, MN           9.38   (C)       7.75          8.00
Suntree               Ft. Myers, FL             7.50             7.50          8.00
River Run             Miami, FL                10.26   (E)       8.00          8.00
Pelican Cove          St. Louis, MO             7.50              (B)          8.00
Players Club (A)      Ft. Myers, FL             7.19             7.00          8.00


                                                                       Carrying
                                                                      Amount at
                                     Maturity                         September
Property             Call Date         Date        Face Amount       30, 1996 (G)
--------            -----------     -----------    -----------       ------------
Bay Club            Sept.  2000     Sept. 2006      $  6,400,000      $  6,158,491
Loveridge           Nov.   1998     Nov.  2006         8,550,000         7,629,796
The Lakes           Dec.   2006     Dec.  2006        13,650,000        10,368,077
Crowne Pointe       Dec.   1998     Dec.  2006         5,075,000         5,290,714
Orchard Hills       Dec.   1998     Dec.  2006         5,650,000         5,803,112
Highland Ridge      Feb.   1999     Feb.  2007        15,000,000        12,685,842
Newport Village     Jan.   1999     Jan.  2007        13,000,000        13,731,947
Sunset Downs        May    1999     May   2007        15,000,000        11,396,727
Willow Creek        Oct.   1999     Oct.  2006         6,100,000         5,563,709
Cedar Pointe        Apr.   1999     Apr.  2007         9,500,000         9,778,309
Shannon Lake        Jun.   1999     Jun.  2007        12,000,000        10,519,904
Bristol Village     Jun.   1999     Jun.  2005        17,000,000        16,631,716
Suntree             Jul.   1999     Jul.  2007         7,500,000         7,876,831
River Run           Aug.   1999     Aug.  2007         7,200,000         7,463,220
Pelican Cove        Feb.   1999     Feb.  2007        18,000,000        16,801,601
Players Club (A)    Aug.   1999     Aug.  2007         2,500,000         2,594,297
                                                     -----------       -----------
                                                    $162,125,000      $150,294,293
                                                    ============      ============

*The rate paid represents the interest recorded by the Partnership while the stated rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreements, if any.
(A) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $7,200,000 of the Players Club FMB.
(B) Pay rate is based on net cash flow generated by operations of the underlying property.
(C)  Includes receipt of deferred base interest related to prior periods.
(D) The actual annual pay rate is adjusted annually as of the property's fiscal year end based on cash flow pursuant to audited financial statements to no less than the minimum pay rate.
(E)  Includes primary contingent interest related to prior periods.
(F) Includes primary and supplemental contingent interest related to prior periods.
(G)  The FMBs are carried at their estimated fair value at September 30, 1996.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
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

                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                       September 30,
                                               --------------------------         --------------------------
                                                 1996             1995              1996             1995
                                               --------          --------         --------       -----------
              PBP and affiliates:
                Management fee                 $101,328          $101,328         $303,984       $   303,984
                General and administrative       17,848            29,416           51,526            97,648
                                               --------          --------         --------       -----------

                                                119,176           130,744          355,510           401,632
                                               --------          --------         --------       -----------
              Related General Partner
                 and affiliates:
                Management fee                  101,328           101,328          303,984           303,984
                Loan servicing fees             101,882           102,162          303,431           303,152
                General and administrative        1,942            10,227           30,112            20,308
                                               --------          --------         --------       -----------

                                                205,152           213,717          637,527           627,444
                                               --------          --------         --------       -----------

                                               $324,328         $ 344,461         $993,037        $1,029,076
                                               ========         =========         ========        ==========

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

              PSI owns 62,015 BUC$ at September 30, 1996.

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

              The original obligors of the Suntree, Players Club and River Run FMBs are affiliates of the Related General Partner.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 4  -     Contingencies

              On or about October 18, 1993, a putative class action, captioned Kinnes et al v. Prudential Securities Group, Inc. et al. (93 Civ. 654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On November 16, 1993, a putative class action captioned Connelly et al v. Prudential-Bache Securities Inc. et al. (93 Civ. 713) , was filed in the United States District Court for the District of Arizona , purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al. (92 Civ. 52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently the Related General Partner was dismissed from the Levine litigation.

              By order dated April 14, 1994, the Judicial Panel on
Multidistrict Litigation transferred the Kinnes case, by order dated May 4, 1994, the Connelly case and by order dated July 13, 1994, the Levine case, to a single judge of the United States District Court for the Southern District of New York and consolidated them for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket No. 1005). On June 8, 1994 plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

              On August 9, 1995 PBP, PSI and other Prudential defendants entered into a Stipulation and Agreement of Partial Compromise and Settlement with legal counsel representing plaintiffs in the consolidated actions. The court preliminarily approved the settlement agreement by order dated August 29, 1995 and, following a hearing held November 17, 1995, found that the agreement was fair, reasonable, adequate and in the best interests of the plaintiff class. The court gave final approval to the settlement, certified a class of purchasers of specific limited partnerships, including the Partnership, released all settled claims by members of the class against the PSI settling defendants and permanently barred and enjoined class members from instituting, commencing or prosecuting any settled claim against the released parties. The full amount due under the settlement agreement has been paid by PSI. The Levine and Connelly cases were dismissed with prejudice as to the Prudential defendants by court order dated October 25, 1996. The consolidated action remains pending against the Related General Partner and certain of its affiliates.

                  The Related General Partner has been engaged in settlement negotiations with counsel for the plaintiffs. In the event a settlement can not be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.


NOTE 5  -     Subsequent Event

              In November 1996, distributions of approximately $2,379,000 and $49,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended September 30, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

              Summit Tax Exempt L.P. II (the "Partnership") has invested in sixteen tax-exempt participating first mortgage bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment projects.

              At the beginning of the year, the Partnership had cash and temporary investments of $3,773,000. After payment of distributions and receipt of the net cash flow from operations, the Partnership had approximately $4,436,000 in cash and temporary investments at September 30, 1996. The third quarter distribution of $2,379,000 ($.26 per BUC) was paid to BUC$holders in November 1996 from cash flow from operations.

              Due to increases in its real estate taxes, in April, 1996, the obligor of the Highland Ridge FMB entered into a forbearance agreement with the Partnership effective retroactive to October, 1995. In accordance with the terms and conditions of this agreement, the obligor will make minimum monthly debt service payments beginning at a 7% annual rate and increasing in annual increments over a period of four years back to the original stated rate. The difference between the actual pay rate and the stated rate of the FMB is deferred and payable from future available cash flow or sale or refinancing proceeds. In addition, delinquent taxes will be paid in three installments by the developer over an 18 month period. The developer has paid the first such installment of the delinquent taxes due as of May 7, 1996. The obligations under the forbearance agreement are further secured by a guarantee from the general partner of the obligor. Payments under the forbearance agreement are current as of September 30, 1996.

              A forbearance agreement with the owner of the Shannon Lake property originally made in 1991, further modified as of June 1, 1993 was extended as of May 1, 1996 to allow the property to make minimum monthly interest payments at annual rate of 6%. The Partnership agreed to extend other provisions and terms of the 1993 agreement effective for the period March 16, 1993 through December 15, 1997. In addition, as of June 1, 1996 an Extension and Modification Agreement was executed regarding the extension and modification of the $138,000 note due on April 30, 1996. The note was increased by $300,000 to $438,000. The modified loan is self amortizing beginning August 1, 1996 at the annual rate of 8%, payable in 48 equal monthly installments of $10,692.86, with a final maturity of July 1, 2000. Payments due under the forbearance agreement and the note are current as of September 30, 1996.

              These forbearance agreements may negatively impact liquidity in future quarters however interest payments from FMBs are anticipated to provide sufficient liquidity to meet the operating expenditures of the Partnership in future years and to fund distributions.

              Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Partnership's investments in FMBs are secured by a Partnership interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversification of the portfolio may not protect against a general downturn in the national economy.

Results of Operations
---------------------

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

              Net income decreased approximately $111,000 and $1,536,000 for the three and nine months ended September 30, 1996 as compared to 1995 primarily due to a loss on impairment of assets and for the reasons discussed below.

              Interest income from temporary investments increased approximately $4,000 for the three months ended September 30, 1996 as compared to 1995 primarily due to higher cash balances.

              Interest income from promissory notes increased approximately $1,000 and decreased approximately $4,000 for the three and nine months ended September 30, 1996, as compared to 1995. The increase during the three months was primarily due to a $300,000 increase in the Shannon Lake loan in July 1996. The decrease during the nine months was primarily due to the maturity of the Bay Club loan in January 1996 which was only partially offset by the increase during the three months.

              General and administrative expenses increased approximately $42,000 and $65,000 for the three and nine months ended September 30, 1996, respectively, as compared to 1995, primarily due to increases in non-recurring legal expenses and an increase in accounting expenses in connection with the filing of an amended March 31, 1996 Form 10-Q and a December 31, 1995 Form 10-K which was required due to a change in the Partnership's accounting for its investments in FMBs.

              A $1,500,000 loss on impairment of assets was recorded during the second quarter of 1996 to recognize other-than-temporary impairment of one FMB based upon continuing operating difficulties being experienced at the property securing the FMB.

Property Information
--------------------

              The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of September 30, 1996:

                                                                                      Annualized
                                                                                       Interest
                                                                                       Rate Paid
                                                                                      for the nine      Minimum
                                                                         Stated       months ended    Pay Rate at
                                      Face Amount                       Interest       September      September
Property         Location               of FMB          Occupancy         Rate*         30, 1996*      30, 1996*
--------         --------             -----------       ---------        ------       -------------   ----------
Bay Club         Mt. Pleasant, SC     $  6,400,000         100%            8.25%        8.29%  (D)       7.50%
Loveridge        Contra Costa, CA        8,550,000          93.2           8.00         4.74                   (B)
The Lakes        Kansas City, MO        13,650,000          98.0           4.87         5.14   (F)      4.87
Crowne Pointe    Olympia, WA             5,075,000          96.2           8.00         8.00            8.00
Orchard Hills    Tacoma, WA              5,650,000          92.0           8.00         8.00            8.00
Highland Ridge   St. Paul, MN           15,000,000          92.5           8.00         7.00            7.00
Newport Village  Tacoma, WA             13,000,000          89.2           8.00         7.94   (C)      8.00
Sunset Downs     Lancaster, CA          15,000,000          90.0           8.00         4.33                   (B)
Willow Creek     Ames, IA                6,100,000         100.0           8.00         8.00            8.00
Cedar Pointe     Nashville, TN           9,500,000          90.4           8.00         8.00            8.00
Shannon Lake     Atlanta, GA            12,000,000          96.2           8.00         6.00            6.00
Bristol Village  Bloomington, MN        17,000,000          94.7           8.00         9.38   (C)      7.75
Suntree          Ft. Myers, FL           7,500,000          93.6           8.00         7.50            7.50
River Run        Miami, FL               7,200,000          92.5           8.00        10.26   (E)      8.00
Pelican Cove     St. Louis, MO          18,000,000          94.9           8.00         7.50                   (B)
Players Club (A) Ft. Myers, FL           2,500,000          78.4           8.00         7.19            7.00
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

General
-------
              The determination as to whether it is the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

              Certain property owners have, at times, supplemented the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary. The owner of the Highland Ridge property supplemented cash flow generated by the property to meet its interest payments during the three months ended March 31, 1995. The owner of the Sunset Downs and Loveridge properties supplemented the cash flow generated by the respective properties to meet their interest payments during the first two months of 1995. No property owner made supplementary payments during the nine months ended September 30, 1996.

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


                            SUMMIT TAX EXEMPT L.P. II



                                    By: Related Tax Exempt Associates II, Inc.
                                        A Delaware corporation, General Partner



Date: November 13, 1996                 By:   /s/ Alan P. Hirmes
                                              ------------------
                                              Alan P. Hirmes
                                              Vice President
                                             (Principal Financial Officer)


Date: November 13, 1996                 By:   /s/ Richard A. Palermo
                                              ----------------------
                                              Richard A. Palermo
                                              Treasurer
                                              (Principal Accounting Officer)


                                    By: Prudential-Bache Properties, Inc.
                                        A Delaware corporation, General Partner



Date:  November 13, 1996                By:   /s/ Eugene D. Burak
                                              -------------------
                                              Eugene D. Burak
                                              Vice President