Form 10-K
period 1996-12-31
SUMMIT TAX EXEMPT L P II
filed 1997-04-02
CIK 792924

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-15726

                            SUMMIT TAX EXEMPT L.P. II
             (Exact name of Registrant as specified in its charter)

           Delaware                                        13-3370413
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 625 Madison Avenue, New York, New York                        10022
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (212) 421-5333

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

Index to exhibits may be found on page 38

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

     The Registrant's business is affected by competition to the extent that the underlying Properties from which it derives interest and, ultimately, principal payments may be subject to competition relating to rental rates and relative level of amenities from offered by comparable neighboring properties.

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

     Unless otherwise modified, the principal of the FMBs will not be amortized during their respective terms (which are generally up to 24 years) and will be required to be repaid in lump sum "balloon" payments at the expiration of the respective terms or at such earlier times as the Registrant may require pursuant to the terms of the bond documents. The Registrant has a right to require redemption of the FMBs approximately twelve years after their issuance. The Registrant anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can and may elect to hold them to maturity.

     In addition to the stated base rates of interest ranging from 4.87% to 8.25% per annum, each of the FMBs (which have not been modified) provides for "contingent interest" which is equal to: (a) an amount equal to 50% to 100% of net property cash flow and 75% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annually compounded interest at a rate ranging from 9.0% to 9.25% on a cumulative basis, and thereafter (b) an amount equal to 25% to 50% of the remaining net property cash flow and 25% to 50% of the remaining net sale or refinancing proceeds until the borrower has paid interest at a simple annual rate of 16% over the term of the FMB. Both the stated and contingent interest are exempt from federal income taxation. During the year ended December 31, 1996, two FMBs, The Lakes and River Run, paid contingent interest amounting to approximately $98,000 and $122,000, respectively. During the year ended December 31, 1995, one FMB, The Lakes, paid contingent interest amounting to approximately $68,000.

     In order to protect the tax-exempt status of the FMBs, the owners of Properties are required to enter into certain agreements to own, manage and operate such Properties in accordance with requirements of the Internal Revenue Code.

     No single FMB provided interest income which exceeded 15% of the Registrant's total revenue for any of the years ended December 31, 1996, 1995 or 1994.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)



     The following table lists the FMBs that the Registrant owns together with the occupancy and rental rates of the underlying properties:

                                                            Carrying                 Average                Minimum
                                                 Face        Amount        Final     Interest    Stated   Pay Rate at    Occupancy
                                   Closing      Amount     at December  Completion  Rate Paid   Interest  December 31,  February 11,
Property                             Date      of Bond    31, 1996 (G)     Date      for 1996*   Rate*       1996*          1997
--------                             ----      -------    ------------     ----      ---------   -----       -----          ----
Bay Club,
  Mt. Pleasant, SC                  9/11/86  $ 6,400,000  $  6,134,588     12/87     8.43%(A)    8.25%       7.50%(A)        99.4%
Loveridge,
  Contra Costa, CA                 11/13/86    8,550,000     6,826,198      3/87     4.83        8.00             (C)        93.9
The Lakes,
  Kansas City, MO                  12/30/86   13,650,000    10,101,816      1/89     5.61 (E)    4.87        4.87            96.9
Crowne Pointe,
  Olympia, WA                      12/31/86    5,075,000     5,322,225      6/87     8.00        8.00        8.00            96.0
Orchard Hills,
  Tacoma, WA                       12/31/86    5,650,000     5,842,439      9/87     8.00        8.00        8.00            98.3
Highland Ridge,
  St. Paul, MN                      2/02/87   15,000,000    12,971,183      1/89     7.06        8.00        7.25 (F)        97.7
Newport Village,
  Tacoma, WA                        2/11/87   13,000,000    12,843,816      2/87     7.98 (D)    8.00        8.00            90.2
Sunset Downs,
  Lancaster, CA                     2/11/87   15,000,000    11,306,665      7/87     4.35        8.00             (C)        90.2
Pelican Cove,
  St. Louis, MO                     2/27/87   18,000,000    16,907,362     11/89     7.50        8.00             (C)        94.5
Willow Creek,
  Ames, IA                          2/27/87    6,100,000     6,019,067      8/88     8.00        8.00        8.00           100.0
Cedar Pointe,
  Nashville, TN                     4/22/87    9,500,000     8,423,412      9/89     7.88 (H)    8.00        7.00            84.8
Shannon Lake,
  Atlanta, GA                       6/26/87   12,000,000    10,920,358      8/88     6.00        8.00        6.00 (F)        88.1
Bristol Village,
  Bloomington, MN                   7/31/87   17,000,000    17,254,892      9/89     9.87 (D)    8.00        7.75 (F)        94.6
Suntree,
  Ft. Myers, FL                     7/31/87    7,500,000     7,387,848     12/85     7.63        8.00        7.50 (F)        90.7

                                Rental Rates  No. of
                                 at December  Rental
Property                          31, 1996     Units
--------                          --------     -----
Bay Club,
  Mt. Pleasant, SC                $520-670      164
Loveridge,
  Contra Costa, CA                 540-800      148
The Lakes,
  Kansas City, MO                  435-620      400
Crowne Pointe,
  Olympia, WA                      480-795      160
Orchard Hills,
  Tacoma, WA                       460-755      174
Highland Ridge,
  St. Paul, MN                   745-1,285      228
Newport Village,
  Tacoma, WA                       435-600      402
Sunset Downs,
  Lancaster, CA                    460-680      264
Pelican Cove,
  St. Louis, MO                    485-660      402
Willow Creek,
  Ames, IA                         500-825      138
Cedar Pointe,
  Nashville, TN                    505-840      210
Shannon Lake,
  Atlanta, GA                      395-765      294
Bristol Village,
  Bloomington, MN                660-1,129      290
Suntree,
  Ft. Myers, FL                    460-635      240

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)



     The following table lists the FMBs that the Registrant owns together with the occupancy and rental rates of the underlying properties:

                                                            Carrying                 Average                Minimum
                                                 Face        Amount        Final     Interest    Stated   Pay Rate at    Occupancy
                                   Closing      Amount     at December  Completion  Rate Paid   Interest  December 31,  February 11,
Property                             Date      of Bond    31, 1996 (G)     Date      for 1996*   Rate*       1996*          1997
--------                             ----      -------    ------------     ----      ---------   -----       -----          ----
River Run,
  Miami, FL                        8/07/87   $7,200,000     $7,457,110      7/87     9.83%(I)    8.00%       8.00%         95.0
Players Club,
  Ft. Myers, FL (B)                8/14/87    2,500,000      2,404,447     12/85     7.37        8.00        7.00 (F)      83.9
                                           ------------   ------------

                                           $162,125,000   $148,123,426
                                           ============   ============

                                Rental Rates  No. of
                                 at December  Rental
Property                          31, 1996     Units
--------                          --------     -----
River Run,
  Miami, FL                      $609-829       164
Players Club,
  Ft. Myers, FL (B)               425-570        288




*The average interest rate paid represents the interest recorded by the Registrant while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) The minimum pay rate on the FMB increases in increments from 6.0% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the property's fiscal year-end based on audited financial statements to no less than the minimum pay rate.

(B) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Registrant, acquired the other $7,200,000 of the Players Club bond issue.

(C) The pay rate is based on the net cash flow generated by the operations of the underlying property. See Note 3 to the Financial Statements.

(D)  Includes receipt of deferred base interest relating to prior periods.

(E)  Includes receipt of primary and supplemental contingent interest.

(F) The minimum pay rate on the FMB is scheduled to increase to the stated interest rate over the remaining term of the FMB.

(G)  The FMBs are carried at their estimated fair values at December 31, 1996.

(H) Reflects payments accrued at December 31, 1996 that were received pursuant to a forbearance agreement entered as of February 1, 1997, which lowered the base interest rate to 7% effective September 16, 1996.

(I)  Includes receipt of primary contingent interest.

Bond Modifications/Forbearance Agreements

     Highland Ridge

     Due to increases in its real estate taxes, in April, 1996, the obligor of the Highland Ridge FMB entered into a forbearance agreement with the Registrant effective retroactive to October, 1995. In accordance with the terms and conditions of this agreement, the obligor will make minimum monthly debt service payments beginning at a 7% annual rate and increasing in annual increments over a period of four years back to the original stated rate. The difference between the actual pay rate and the stated rate of the FMB is deferred and payable from future available cash flow or sale or refinancing proceeds. In addition, delinquent taxes will be paid in three installments by the developer over an 18 month period. The developer has paid the first and second such installments of the delinquent taxes due as of May 7, 1996 and February 5, 1997. The obligations under the forbearance agreement are further secured by a guarantee from the general partner of the obligor.

     Sunset Downs

     In June 1992, under a forbearance agreement, the Sunset Downs property began paying debt service at 7.0% and was scheduled to increase in annual increments to the original stated rate of 8.0% in June 1996. Effective with the May 1, 1995 payment date, the Sunset Downs FMB has made payments based on the monthly net cash flow generated by the operations of its underlying property in accordance with the terms of the agreement outlined below. Effective as of August 1, 1995, the obligor of the Sunset Downs FMB entered into a forbearance agreement. In accordance with the terms of this agreement, the obligor of the FMB is paying debt service of the FMB to the extent of cash flow generated by the underlying property. In addition, pursuant to the agreement, the obligor replaced the present property manager and leasing agent with a new property manager who is an affiliate of the Related General Partner. Effective as of January 30, 1997, the obligor transferred the deed to the underlying property to an affiliate of the Related General Partner, who made no equity investment in the property but assumed the day-to-day responsibilities of operations and obligations under the FMB.

     Loveridge

     Effective with the May 1, 1995 payment date, the Loveridge FMB has made payments based on the monthly net cash flow generated by the operations of the underlying properties. Subsequently, on August 1, 1995, the original owner and obligor of the Loveridge FMB transferred the deed to the underlying property to an affiliate of the Related General Partner for limited consideration. The Related General Partner's affiliate, who has not made an equity investment in the underlying property, assumed the day-to-day responsibilities and obligations of operating the property. Although this property is not producing sufficient cash flow to fully service the debt, the Registrant has no present intention to declare a default on the FMB.

     Lakes

     On May 13, 1993, the Registrant, on behalf of Lakes Project Investors, Inc. ("LPI"), an affiliate of the Related General Partner who replaced the original developer, deposited a cash escrow of $500,000 in connection with the filing of an appeal of a mechanics lien judgment rendered against LPI. In July, 1994, the appeal was rejected and the judgment affirmed. However, at that time LPI petitioned the court for a rehearing. On January 23, 1995, in settlement of this case, LPI and the plaintiff agreed that approximately $422,000 of the current escrow balance be paid to the plaintiff. The balance of funds (approximately $99,000) remaining in escrow was returned to LPI and thence to the Registrant as payment towards previously accrued and unpaid interest. Previously, the Registrant had reserved fully for the appeal.

     On January 27, 1994, LPI sold an option to purchase the ownership interest in the Lakes, subject to the assumption of the obligation under the Registrant's $13,650,000 FMB, to an unrelated third party for $200,000. The Lakes FMB was modified to allow debt service payments at 4.87% per annum with 100% of the excess property cash flow paid to the Registrant up to a rate of 5.24% and participation in the net cash flow thereafter. Pursuant to the terms of the option and assumption of the FMB, the option was exercised on August 31, 1994. The net cash proceeds of approximately $487,000 (net of an escrow for certain repairs and closing costs), paid to the Registrant to reduce previously accrued and unpaid interest, was recorded as deferred income and is being accreted as interest income from participating first mortgage bonds over the remaining life of The Lakes FMB. The balance of the deferred income relating to The Lakes FMB was approximately $394,000 at December 31, 1996 and $434,000 at December 31, 1995.

     Newport Village, Bristol Village, Suntree and Players Club

     In 1992, forbearance agreements were finalized with the owners of the Newport Village, Bristol Village, Suntree and Players Club properties. In October 1992, the Newport Village property began paying debt service at 6.0% per annum and was scheduled to increase in annual increments to the original stated rate of 8.0% in September 1996. As of September 16, 1996, the pay rate of the Newport Village returned to the original stated base interest rate of 8% per annum. In October 1992, the Bristol Village property began paying debt service at 6.0% per annum and was scheduled to increase in annual increments to the stated rate of 8.0% in January 1997. As of January 1, 1997, the pay rate for the Bristol Village property returned to the stated rate of 8% per annum. During 1992, the Suntree and Players Club properties began paying debt service at 7.0% per annum. In 1994, the Suntree and Players Club forbearance agreements were further modified to allow debt service payments to be made at 6.0% per annum through the end of 1994. Effective January 1, 1995, and again extended effective January 1, 1996 the Suntree and Players Club forbearance agreements were again modified to allow minimum debt service payments to be made at 7.5% and 7.0% per annum, respectively, through the end of 1996. Effective January 1, 1997 the Suntree and Players Club forbearance agreements were modified to allow minimum debt service payments at 6.50% and 6.25% per annum, respectively, through August 1, 1997 and December 31, 1997, respectively.

     The Registrant also made a $125,000 loan in April 1993 to the owner of the property underlying the Bristol Village FMB for payment of past due property taxes. This loan is self-amortizing over four years with interest at 8.0% per annum payable monthly. The current balance outstanding as of December 31,1996 is approximately $15,000. Payments on this loan are current at December 31, 1996.

     Shannon Lake

     A forbearance agreement with the owner of the Shannon Lake property originally made in 1991, further modified as of June 1, 1993 was extended as of May 1, 1996 to allow the property to make minimum monthly interest payments at annual rate of 6%. The Registrant agreed to extend other provisions and terms of the 1993 agreement effective for the period March 16, 1993 through December 15, 1997. In addition, as of June 1, 1996 an Extension and Modification Agreement was executed regarding the extension and modification of the $138,000 note due on April 30, 1996. The note was increased by $300,000 for certain capital improvements, to $438,000. The modified loan is self-amortizing beginning August 1, 1996 at the annual rate of 8%, payable in 48 equal monthly installments of $10,692.86, with a final maturity of July 1, 2000. An allowance for possible loss was established for $138,000 during 1993.

     Bay Club

     In 1990, the terms of the Bay Club FMB were modified when the equity interest in the property and the related obligation of the FMB were sold by an affiliate of the Related General Partner to an unrelated third party. As part of this transaction, the minimum annual pay rate increases in annual increments from 6.0% in 1990 to 8.25% in 1997. The difference between the rate paid and the original stated rate is deferred and is payable from available future cash flow or ultimately from sale or refinancing proceeds. As part of this modification, the Registrant received $360,000 in a 13% second mortgage note with interest and principal payments due monthly through December 1995. This note is also partially secured by a letter of credit. In January 1996 the second mortgage note to Bay Club was paid in full and the letter of credit released.

     Pelican Cove

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

     Cedar Pointe

     A forbearance agreement with the owner of the Cedar Pointe property was executed on February 1, 1997, which provided for a minimum pay rate of 7% per annum effective September 16, 1996. Pursuant to the terms of the forbearance agreement, it is envisioned that the FMB will be formally and permanently modified to provide for a new base interest rate of 7% and a contingent interest rate of up to 5% payable from 25% of cash flow or sale or refinancing proceeds. In addition, the FMB modification will call for the discharge of accrued and unpaid primary contingent interest, primary deferred interest, supplemental contingent interest, supplemental deferred interest and construction period deferred and contingent interest through September 15, 1996, whether payable before, on, or after September 15, 1996. It is further expected that maturity of the FMB will be extended to 2017 and the call date extended to 2006.

     General

     The determination as to whether it is in the best interest of the Registrant to enter into forbearance agreements on the FMBs, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs. Payments under each of the existing forbearance agreements are current as of December 31, 1996.

     With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $1,470,000, $704,000 and $931,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

Employees

     The Registrant has no employees. Management and administrative services for the Registrant are performed by the General partners and their affiliates pursuant to the Partnership Agreement. See Note 5 to the financial statements in
Item 8.

Other Events

     On December 31, 1996, the United States District Court for the Southern District of New York (the "Court") issued a preliminary approval order (the "Order") with respect to settlement (the "Related Settlement") of the class action litigation (the "Class Action") relating to the Registrant (In re Prudential Securities Inc. Limited Partnership Litigation, MDL No. 1005) against the Related General Partner and certain of its affiliates. See Note 6 to the financial statements in Item 8. Pursuant to the stipulation of settlement entered into with counsel for the class on December 24, 1996, the proposed Related Settlement contemplates, among other matters, the reorganization (the "Reorganization") of the Registrant and two other partnerships co-sponsored by affiliates of the Related General Partner and PBP.

     The proposed Related settlement and Reorganization are subject to objections by the BUC$holders and limited partners of the Registrant as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

     Under the proposed Reorganization plan, the BUC$holders of the Registrant, and Summit Tax Exempt Bond Fund, L.P. and Summit Tax Exempt L.P., III will receive shares in a newly formed business trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of fees currently payable to the General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

     In connection with the proposed Related Settlement and Reorganization, on December 19, 1996, PBP and RCC entered into an agreement for the purchase by RCC or its affiliates of the PBP Interest. The agreement is subject to numerous conditions, including the effectiveness of the Related Settlement of the Class Action and the approval of the sale and withdrawal of PBP as a general partner of the Registrant by the Court.

     Pending final approval of the Related Settlement, the Court's Order prohibits class members (including the BUC$holders) from, among other matters,
(i) transferring their BUC$ unless the transferee agrees to be bound by the Related Settlement; (ii) granting a proxy to object to the Reorganization; or
(iii) commencing a tender offer for the BUC$. In addition, the General Partners are enjoined from (i) recording any transfers made in violation of the Order and
(ii) providing the list of investors in any of the partnerships which are the subject of the Reorganization to any person conducting a tender offer.

     There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor that a closing may occur in the projected time frame.


Item 2. Properties

     The Registrant does not own or lease any property.


Item 3. Legal Proceedings

     This information is incorporated by reference from Item 1. Business - Other Events and Note 6 to the financial statements in Item 8.


Item 4. Submission of Matters to a Vote of BUC$holders

     None


                                     PART II

Item 5. Market for the Registrant's BUC$ and Related BUC$holder Matters.

     As of March 3, 1997 there were 9,161 holders of record owning 9,151,620 BUC$. A significant secondary market for the BUC$ has not developed and it is not expected that one will develop in the future. There are also certain restrictions set forth in Sections 12 and 13 of the Partnership Agreement limiting the ability of a BUC$holder to transfer their BUC$. Furthermore, the Court's Order in connection with the proposed Related Settlement of the Class Action imposes certain restrictions on the transfer of the BUC$. See Item 1. Business -

Other Events. Consequently, BUC$holders may not be able to liquidate their investments in the event of emergency or for any other reason.

     Cash distributions per BUC were paid during the following calendar quarters. Distributions were funded by current and previously undistribtued adjusted cash flow from operations.

     Quarter Ended                                1996                   1995
     -------------                                ----                   ----
     March 31                                     $0.26                  $0.26
     June 30                                       0.26                   0.26
     September 30                                  0.26                   0.26
     December 31                                   0.26                   0.26

     There are no material restrictions upon the Registrant's present or future ability to make distributions in accordance with the provisions of the Partnership Agreement. Approximately $3,790,000 of the $9,518,000 and $514,000 of the $9,518,000 paid to the BUC$holders in 1996 and 1995, respectively, represents a return of capital on a generally accepted accounting principles ("GAAP") basis. (The return of capital on a GAAP basis is calculated as BUC$holder distributions less net income allocated to BUC$holders). The Registrant currently expects that cash distributions will continue to be paid in the foreseeable future from current and previously undistributed cash flow from operations. For a discussion of other factors that may affect the amount of future distributions, see Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7.


Item 6. Selected Financial Data.

     The information set forth below presents selected financial data of the Registrant. Additional financial information is set forth in the financial statements and notes thereto contained in Item 8 hereof.

                                                                              Year ended December 31,
                                            ----------------------------------------------------------------------------------------
                                                1996               1995               1994               1993               1992
                                            ------------       ------------       ------------       ------------       ------------
Interest income from
      participating first
      mortgage bonds                        $ 11,647,431       $ 11,895,439       $ 11,765,112       $ 11,543,922       $ 11,132,119
                                            ============       ============       ============       ============       ============
Loss on impairment
      of assets                             $  4,000,000       $  1,000,000       $    500,000       $  1,000,000       $          0
                                            ============       ============       ============       ============       ============
Net income                                  $  5,845,041       $  9,187,803       $  9,623,049       $  8,285,673       $  9,214,047
                                            ============       ============       ============       ============       ============
Net income per BUC                          $       0.63       $       0.98       $       1.03       $       0.89       $       0.99
                                            ============       ============       ============       ============       ============
Total assets                                $154,896,475       $157,019,314       $157,436,945       $165,778,624       $166,738,439
                                            ============       ============       ============       ============       ============
Total Partners' Capital                     $154,322,601       $156,366,964       $164,829,205       $164,918,079       $166,344,329
                                            ============       ============       ============       ============       ============
Distributions to
BUC$holders                                 $  9,517,685       $  9,517,685       $  9,517,685       $  9,517,685       $  9,536,926
                                            ============       ============       ============       ============       ============
Distributions per BUC                       $     1.0400       $     1.0400       $     1.0400       $     1.0400       $     1.0421
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

     At the beginning of the year, the Registrant had cash and temporary investments of approximately $3,773,000. After payment of distributions of approximately $9,712,000, net loans made to properties of approximately $277,000 and receipt of the net cash flow from operations of approximately $10,015,000, the Registrant ended the year with approximately $3,849,000 in cash and temporary investments. The fourth quarter distribution of approximately $2,379,000 ($.26 per BUC) was paid to BUC$holders in February 1997 from current and previously undistributed cash flow from operations. The Registrant anticipates funding future cash distributions from current and previously undistributed cash flow from operations.

     Due to increases in its real estate taxes, in April, 1996, the obligor of the Highland Ridge FMB entered into a forbearance agreement with the Registrant effective retroactive to October, 1995. In accordance with the terms and conditions of this agreement, the obligor will make minimum monthly debt service payments beginning at a 7% annual rate and increasing in annual increments over a period of four years back to the original stated rate. The difference between the actual pay rate and the stated rate of the FMB is deferred and payable from future available cash flow or sale or refinancing proceeds. In addition, delinquent taxes will be paid in three installments by the developer over an 18 month period. The developer has paid the first and second such installments of the delinquent taxes due as of May 7, 1996 and February 5, 1997. The obligations under the forbearance agreement are further secured by a guarantee from the general partner of the obligor. Payments under the forbearance agreement are current as of December 31, 1996.

     A forbearance agreement with the owner of the Shannon Lake property originally made in 1991, further modified as of June 1, 1993 was extended as of May 1, 1996 to allow the property to make minimum monthly interest payments at annual rate of 6%. The Registrant agreed to extend other provisions and terms of the 1993 agreement effective for the period March 16, 1993 through December 15, 1997. In addition, as of June 1, 1996 an Extension and Modification Agreement was executed regarding the extension and modification of the $138,000 note due on April 30, 1996. The note was increased by $300,000 for certain capital improvements to $438,000. The modified loan is self-amortizing beginning August 1, 1996 at the annual rate of 8%, payable in 48 equal monthly installments of $10,692.86, with a final maturity of July 1, 2000. Allowance for possible loss was established for $138,000 during 1993. Payments due under the forbearance agreement and the note are current as of December 31, 1996.

     A forbearance agreement with the owner of the Cedar Pointe property was executed on February 1, 1997, which provided for a minimum pay rate of 7% per annum effective September 16, 1996. Pursuant to the terms of the forbearance agreement, it is envisioned that the FMB will be formally and permanently modified to provide for a new base interest rate of 7% and a contingent interest rate of up to 5% payable from 25% of cash flow or sale or refinancing proceeds. In addition, the FMB modification will call for the discharge of accrued and unpaid primary contingent interest, primary deferred interest, supplemental contingent interest, supplemental deferred interest and construction period deferred and contingent interest through September 15, 1996, whether payable before, on, or after September 15, 1996. It is further expected that maturity of the FMB will be extended to 2017 and the call date extended to 2006.

     The Registrant has entered into forbearance agreements on several FMBs and may be required to extend these agreements or enter into new agreements in the future. Such agreements may adversely impact liquidity; however interest payments from FMBs are anticipated to provide sufficient liquidity to fund in future years the Registrant's operating expenditures and distributions.

     For a discussion of the proposed settlement of the Class Action relating to the Registrant see Other Events in Item 1. Business above.

     Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way. The Partnership's investments in FMBs are secured by a Partnership interest in properties which are diversified by location so that if one area of the country is experiencing downturns in the economy, the remaining properties may be experiencing upswings. However, the geographic diversifications of the portfolio may not protect against a general downturn in the national economy.

Results of Operations

     The Registrant accounts for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

     The Registrant has a right to require redemption of the FMBs approximately twelve years after their issuance. The Registrant anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can and may elect to hold until maturity. As such, SFAS 115 requires the Partnership to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. Unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

    The Registrant periodically evaluates each FMB to determine whether a decline in fair value below the FMB's cost basis is other than temporary. Such a decline is considered to be other than temporary if, based on current information and events, it is probable that the Registrant will be unable to collect all amounts due according to the existing contractual terms of the bonds. If the decline is judged to be other than temporary, the cost basis of the bond is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

    Because the FMBs are not readily marketable, the Registrant estimates fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Registrant's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

1996 vs. 1995

     Net income decreased approximately $3,343,000 for the year ended December 31, 1996 as compared to the corresponding period in1995 primarily due to the loss on impairment of assets of $4,000,000 and $1,000,000 recorded in 1996 and 1995, respectively, and for the reasons discussed below.

     Interest income from participating FMBs decreased by approximately $248,000 as compared to the corresponding period in 1995 primarily due to reduced interest payments received from the Loveridge and Sunset Downs FMBs as a result of payments being based on the monthly cash flow generated by the operations of the underlying properties effective with the May 1, 1995 payment date and a reduction in the minimum monthly debt service payments from the Highland Ridge FMB as a result of a forbearance agreement retroactive to October 1995. These decreases were partially offset by the receipt of contingent interest from the River Run FMB and an increase in deferred base interest received from the Bristol Village FMB in 1996.

     Interest income from temporary investments increased approximately $18,000 for the year ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to higher invested cash balances in 1996.

     Interest income from promissory notes increased approximately $3,000 for the year ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to a $300,000 increase in the Shannon Lake loan in July 1996 which was partially offset by a decrease due to the maturity of the Bay Club loan in January 1996.

     General and administrative expenses increased approximately $116,000 for the year ended December 31, 1996 as compared to the corresponding period in 1995 primarily due to increases in legal costs, most of which relate to the Kinnes litigation described in Note 6 to the financial statements as well as an increase in non-recurring legal expenses, partially offset by the cost of obtaining appraisals in 1995.

     A $4,000,000 loss on impairment of assets was recorded during the year ended December 31, 1996 to recognize other-than-temporary impairment of three FMBs based upon continuing operating difficulties being experienced at the properties securing the FMBs.

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

     General and administrative expenses increased approximately $126,000 for the year ended December 31, 1995 as compared to the corresponding period in 1994 primarily due to an increase in administrative expense as well as the cost of obtaining appraisals in 1995.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
Property Information

     The following table lists the Registrant's FMBs together with occupancy rates of the underlying properties as of February 11, 1997:

                                                               Carrying
                                                                Amount                     Average        Stated      Minimum Pay
                                           Face Amount        at December                Interest Rate   Interest   Rate at December
Property              Location               of Bond          31,1996 (G)    Occupancy   Paid for 1996*    Rate*        31,1996*
--------              --------               -------          -----------    ---------   --------------    -----        --------
Bay Club              Mt. Pleasant, SC     $  6,400,000     $  6,134,588       99.4%        8.43%(A)       8.25%        7.50%(A)
Loveridge             Contra Costa, CA        8,550,000        6,826,198       93.9         4.83           8.00              (C)
The Lakes             Kansas City, MO        13,650,000       10,101,816       96.9         5.61 (E)       4.87         4.87
Crowne Pointe         Olympia, WA             5,075,000        5,322,225       96.0         8.00           8.00         8.00
Orchard Hills         Tacoma, WA              5,650,000        5,842,439       98.3         8.00           8.00         8.00
Highland Ridge        St. Paul, MN           15,000,000       12,971,183       97.7         7.06           8.00         7.25 (F)
Newport Village       Tacoma, WA             13,000,000       12,843,816       90.2         7.98 (D)       8.00         8.00
Sunset Downs          Lancaster, CA          15,000,000       11,306,665       90.2         4.35           8.00              (C)
Pelican Cove          St. Louis, MO          18,000,000       16,907,362       94.5         7.50           8.00              (C)
Willow Creek          Ames, IA                6,100,000        6,019,067      100.0         8.00           8.00         8.00
Cedar Pointe          Nashville, TN           9,500,000        8,423,412       84.8         7.88 (H)       8.00         7.00
Shannon Lake          Atlanta, GA            12,000,000       10,920,358       88.1         6.00           8.00         6.00 (F)
Bristol Village       Bloomington, MN        17,000,000       17,254,892       94.6         9.87 (D)       8.00         7.75 (F)
Suntree               Ft. Myers, FL           7,500,000        7,387,848       90.7         7.63           8.00         7.50 (F)
River Run             Miami, FL               7,200,000        7,457,110       95.0         9.83 (I)       8.00         8.00
Players Club (B)      Ft. Myers, FL           2,500,000        2,404,447       83.9         7.37           8.00         7.00 (F)
                                           ------------     ------------
                                           $162,125,000     $148,123,426
                                           ============     ============

*The average rate paid represents the interest recorded by the Registrant while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

(A) The minimum pay rate on the FMB increases in increments from 6.0% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the property's fiscal year-end based on audited financials to no less than the minimum pay rate.

(B) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Registrant, acquired the other $7,200,000 of the Players Club bond issue.

(C) The pay rate is based on the net cash flow generated by the underlying property. See Note 3 to the financial statements.

(D)  Includes receipt of deferred base interest relating to prior periods.

(E)  Includes receipt of primary and supplemental contingent interest.

(F) The minimum pay rate on the FMB is scheduled to increase to the stated interest rate over the remaining term of the FMB.

(G)  The FMBs are carried at their estimated fair values at December 31, 1996.

(H) Reflects payments accrued at December 31, 1996 that were received pursuant to a forbearance agreement entered as of February 1, 1997, which lowered the base interest rate to 7% effective September 16, 1996.

(I)  Includes receipt of primary contingent interest.

General

     The determination as to whether it is in the best interest of the Registrant to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosures, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs.

     The difference between the stated interest rates and the rates paid by FMBs is not accrued as interest income for financial reporting purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Interest income of approximately $1,407,000, $704,000 and $931,000 was not recognized for the years ended December 31, 1996, 1995 and 1994, respectively.

     From time to time, certain property owners have elected to supplement the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will continue to elect to supplement property cash flow to satisfy bond interest requirements if necessary. The owners of the Sunset Downs, Highland Ridge and Loveridge properties supplemented the cash flow generated by the respective properties to meet the required interest payments in 1994. No property owner made supplementary payments in 1995 or 1996.

Item 8.       Financial Statements and Supplementary Data.

(a) 1.        Financial Statements                                                                    Page
              --------------------                                                                    ----
              Independent Auditors' Report                                                            17

              Statements of Financial Condition as of December 31, 1996 and 1995                      18

              Statements of Income for the years ended December 31, 1996, 1995 and
              1994                                                                                    19

              Statements of Changes in Partners' Capital (Deficit) for the years
              ended December 31, 1996, 1995 and 1994                                                  20

              Statements of Cash Flows for the years ended December 31, 1996, 1995
              and 1994                                                                                21

              Notes to Financial Statements                                                           22

                     (Letterhead of Deloitte & Touche LLP)

                          INDEPENDENT AUDITORS' REPORT




To the Partners of
Summit Tax Exempt L.P. II
New York, New York



We have audited the accompanying statements of financial condition of Summit
Tax Exempt L.P. II (a Delaware Limited Partnership) as of December 31, 1996 and 1995, and the related statements of income, changes in partners' capital (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the General Partners. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Summit Tax Exempt L.P. II as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 20, 1997

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION


                                     ASSETS

                                                                                                           December 31,
                                                                                             --------------------------------------
                                                                                                 1996                      1995
                                                                                             -------------            -------------
Participating first mortgage bonds-at fair value                                             $ 148,123,426            $ 150,274,452
Temporary investments                                                                            3,600,000                2,800,000
Cash and cash equivalents                                                                          249,192                  972,889
Interest receivable, net                                                                           735,343                  899,299
Promissory notes receivable, net                                                                   275,572                   70,513
Deferred bond selection fees, net                                                                1,804,942                1,989,663
Due from affiliates                                                                                 84,225                        0
Other assets                                                                                        23,775                   12,498
                                                                                             -------------            -------------

Total assets                                                                                 $ 154,896,475            $ 157,019,314
                                                                                             =============            =============

                        LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Deferred income                                                                           $     394,259            $     455,636
   Accrued expenses                                                                                107,421                  132,653
   Due to affiliates                                                                                72,194                   64,061
                                                                                             -------------            -------------

Total liabilities                                                                                  573,874                  652,350
                                                                                             -------------            -------------

Contingencies

Partners' capital (deficit):
   BUC$holders (9,151,620 BUC$
     issued and outstanding)                                                                   160,622,463              164,412,008
   General partners                                                                               (184,260)                (106,923)
   Net unrealized loss on
     participating first mortgage bonds                                                         (6,115,602)              (7,938,121)
                                                                                             -------------            -------------

Total partners' capital                                                                        154,322,601              156,366,964
                                                                                             -------------            -------------

Total liabilities and partners' capital                                                      $ 154,896,475            $ 157,019,314
                                                                                             =============            =============



See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                              STATEMENTS OF INCOME


                                                                                              Years ended December 31,
                                                                               -----------------------------------------------------
                                                                                   1996                 1995                 1994
                                                                               -----------          -----------          -----------
Revenues:

   Interest income:
     Participating first mortgage loans                                        $11,647,431          $11,895,439          $11,765,112
     Temporary investments                                                         138,088              120,370               68,017
     Promissory notes                                                               26,797               23,478               37,361
                                                                               -----------          -----------          -----------

     Total revenues                                                             11,812,316           12,039,287           11,870,490
                                                                               -----------          -----------          -----------

Expenses:

   Management fees                                                                 810,625              810,625              810,625
   Loan servicing fees                                                             405,313              405,313              405,313
   General and administrative                                                      566,616              450,823              324,496
   Amortization of deferred bond selection fees                                    184,721              184,723              184,720
   Provision for disputed claim                                                          0                    0               22,287
   Loss on impairment of assets                                                  4,000,000            1,000,000              500,000
                                                                               -----------          -----------          -----------

     Total expenses                                                              5,967,275            2,851,484            2,247,441
                                                                               -----------          -----------          -----------

     Net income                                                                $ 5,845,041          $ 9,187,803          $ 9,623,049
                                                                               ===========          ===========          ===========

Allocation of Net Income:

   BUC$holders                                                                 $ 5,728,140          $ 9,004,047          $ 9,430,588
                                                                               -----------          -----------          -----------
   General Partners                                                            $   116,901          $   183,756          $   192,461
                                                                               ===========          ===========          ===========

Net income per BUC                                                             $      0.63          $      0.98          $      1.03
                                                                               ===========          ===========          ===========



See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
              STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)



                                                                                                                   Net Unrealized
                                                                                                                   Gain (Loss) on
                                                                                                                 Participating First
                                                        Total             BUC$holders        General Partners      Mortgage Bonds
                                                        -----             -----------        ----------------      --------------
Partners' capital (deficit) -
   December 31, 1993                                $ 164,918,079        $ 165,012,743        $     (94,664)

Cumulative effect through
   January 1, 1994 of
   accounting change (Note 2)                          (9,337,668)                   0                    0        $  (9,337,668)

Net income                                              9,623,049            9,430,588              192,461                    0
Distributions                                          (9,711,923)          (9,517,685)            (194,238)                   0

Net change in fair value of
   participating first mortgage bonds                     856,670                    0                    0              856,670
                                                    -------------        -------------        -------------        -------------

Partners' capital (deficit) -
   December 31, 1994                                  156,348,207          164,925,646              (96,441)          (8,480,998)

Net income                                              9,187,803            9,004,047              183,756                    0
Distributions                                          (9,711,923)          (9,517,685)            (194,238)                   0

Net change in fair value of
   participating first mortgage bonds                     542,877                    0                    0              542,877
                                                    -------------        -------------        -------------        -------------

Partners' capital (deficit) -
   December 31, 1995                                  156,366,964          164,412,008             (106,923)          (7,938,121)

Net income                                              5,845,041            5,728,140              116,901                    0
Distributions                                          (9,711,923)          (9,517,685)            (194,238)                   0

Realization of loss on
   impairment of assets                                 4,000,000                    0                    0            4,000,000

Net change in fair value of
   participating first mortgage bonds                  (2,177,481)                   0                    0           (2,177,481)
                                                    -------------        -------------        -------------        -------------

Partners' capital (deficit) -
   December 31, 1996                                $ 154,322,601        $ 160,622,463        $    (184,260)       $  (6,115,602)
                                                    =============        =============        =============        =============



See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS

                                                                                             Years Ended December 31,
                                                                             ------------------------------------------------------
                                                                                 1996                 1995                 1994
                                                                             ------------         ------------         ------------
Cash flows from operating activities:
   Interest received                                                         $ 11,910,060         $ 11,871,177         $ 11,839,187
   Fees and expenses paid                                                      (1,895,155)          (1,564,240)          (1,741,023)
   Cash held in escrow                                                                  0               98,390              (12,654)
                                                                             ------------         ------------         ------------
Net cash provided by operating activities                                      10,014,905           10,405,327           10,085,510
                                                                             ------------         ------------         ------------

Cash flows from investing activities:
   Net purchase of temporary investments                                         (800,000)            (624,510)            (319,710)
   Loans made to properties                                                      (300,000)                   0                    0
   Principal payments received from loans made to
      properties                                                                   73,321               31,333               28,934
   Income deferred upon assumption of bond by new
      debtor                                                                            0                    0              487,025
                                                                             ------------         ------------         ------------
   Net cash (used in) provided by investing activities                         (1,026,679)            (593,177)             196,249
                                                                             ------------         ------------         ------------

Cash flows from financing activities:
   Distributions paid                                                          (9,711,923)          (9,711,923)          (9,711,923)
                                                                             ------------         ------------         ------------

Net (decrease) increase in cash and cash equivalents                             (723,697)             100,227              569,836
Cash and cash equivalents at the beginning of year                                972,889              872,662              302,826
                                                                             ------------         ------------         ------------
Cash and cash equivalents at the end of the year                             $    249,192         $    972,889         $    872,662
                                                                             ============         ============         ============
Schedule reconciling net income to net cash
provided by operating activities
   Net income                                                                $  5,845,041         $  9,187,803         $  9,623,049
                                                                             ------------         ------------         ------------
   Adjustments to reconcile net income to net cash
      provided by operating activities:
   Loss on impairment of assets                                                 4,000,000            1,000,000              500,000
   Provision for disputed claim                                                         0                    0               22,287
   Amortization of deferred bond selection fees                                   184,721              184,723              184,720
   Accretion of deferred income                                                   (66,212)             (66,212)             (39,707)
   Changes in:
      Cash held in escrow                                                               0              520,677              (12,654)
      Interest receivable, net                                                    163,956             (101,898)               8,404
      Promissory notes receivable, net                                             21,620               73,560               65,334
      Other assets                                                                (11,277)               3,305                1,944
      Reserve for disputed claim                                                        0             (422,287)                   0
      Accrued expenses                                                            (25,232)              65,636              (74,852)
      Deferred income                                                             (21,620)             (73,560)             (65,334)
      Due from affiliates                                                         (84,225)                   0                    0
      Due to affiliates                                                             8,133               33,580             (127,681)
                                                                             ------------         ------------         ------------
Total adjustments                                                               4,169,864            1,217,524              462,461
                                                                             ------------         ------------         ------------

Net cash provided by operating activities                                    $ 10,014,905         $ 10,405,327         $ 10,085,510
                                                                             ============         ============         ============


See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994



NOTE 1 - General

     Summit Tax Exempt L.P. II, a Delaware limited partnership (the "Partnership"), was formed on April 11, 1986 and will terminate on December 31, 2020 unless terminated sooner under the provisions of the Agreement of Limited Partnership (the "Partnership Agreement"). The Partnership was formed to invest in tax-exempt participating first mortgage revenue bonds ("FMBs") issued by various state or local governments or their agencies or authorities. The FMBs are secured by participating first mortgage loans on multi-family residential apartment projects (the "Properties"). The General Partners of the Partnership (the "General Partners") are Prudential-Bache Properties, Inc. ("PBP") (a wholly-owned subsidiary of Prudential Securities Group Inc.) and Related Tax Exempt Associates II, Inc. (the "Related General Partner"). Related BUC$ Associates II, Inc. (the "Assignor Limited Partner"), which acquired and holds limited partnership interests on behalf of those persons who purchased Beneficial Unit Certificates ("BUC$"), has assigned to those persons substantially all of its rights and interest in and under such limited partnership interests. The Related General Partner and the Assignor Limited Partner are under common ownership. As of December 31, 1996, the Partnership had invested in a total of sixteen FMBs.


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

     b) Participating first mortgage bonds and promissory notes receivable

     Effective January 1, 1994, the Partnership accounts for its investments in the FMBs as debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115").

     The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can and may elect to hold until maturity. As such, SFAS 115 requires the Partnership to classify these investments as "available for sale." Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital. The cumulative effect of adopting this accounting was a decrease in partners capital at January 1, 1994 of approximately $9,338,000 due to unrealized holding losses. Unrealized holding gains or losses do not affect the cash flow generated from property operations, distributions to BUC$holders, the characterization of the tax-exempt income stream or the financial obligations under the FMBs.

     The Partnership periodically evaluates each FMB to determine whether a decline in fair value below the FMB's cost basis is other than temporary. Such a decline is considered to be other than temporary if, based on current information and events, it is probable that the Partnership will be unable to collect all amounts due according to the existing contractual

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 2 - Summary of Significant Accounting Policies (continued)


terms of the bonds. If the decline is judged to be other than temporary, the cost basis of the bond is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

     Because the FMBs are not readily marketable, the Partnership estimates fair value for each bond as the present value of its expected cash flows using a discount rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Partnership's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

     From time to time, the Partnership has advanced funds to the owners of certain properties in the form of promissory notes collateralized by second mortgages on these properties. These promissory notes are carried at cost less a valuation allowance where appropriate. The Partnership periodically evaluates the collectibility of both interest and principal of these investments to determine whether a reserve is necessary. As of both December 31, 1996 and 1995 reserves on these investments totaled approximately $138,000.

     For both FMBs and promissory notes, interest income is recognized at the stated rate when collectibility of future amounts is reasonably assured. Interest income from FMBs with modified terms where the collectibility of future amounts is uncertain is recognized based upon expected cash receipts.

     c) Temporary Investments

     Temporary investments at December 31, 1996 represent tax-exempt municipal preferred stock and tax-exempt floating rate municipal bonds which are carried at cost plus accrued interest which approximates market value. Temporary investments at December 31, 1995 represent tax-exempt municipal preferred stock which is also carried at cost which approximates market value.

     d) Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks, and investments in short-term instruments with an original maturity of three months or less, for which cost approximates market value.

     e) Income Taxes

     The Partnership is not required to provide for, or pay, any Federal income taxes. Income tax attributes that arise from its operations are passed directly to the BUC$holders. The Partnership may be subject to other state and local taxes in jurisdictions in which it operates.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 2 - Summary of Significant Accounting Policies (continued)


     f) Profit and Loss Allocations and Distributions

     Net profits or losses and distributions are allocated 98% to the BUC$holders and 2% to the General Partners in accordance with the Partnership Agreement.

     g) Deferred Bond Selection Fees

     The General Partners were paid bond selection fees (equal to 2% of the gross proceeds from the initial offering) for evaluating and selecting FMBs, negotiating the terms of mortgage loans and coordinating the development effort with property developers and government agencies. These fees have been capitalized and are being amortized over the terms of the FMBs. The accumulated amortization as of December 31, 1996 and 1995 was approximately $1,822,000 and $1,637,000, respectively.

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

     Overview

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

     Unless otherwise modified, the principal of the FMBs will not be amortized during their respective terms (which are generally up to 24 years) and will be required to be repaid in lump sum "balloon" payments at the expiration of the respective terms or at such earlier times as the Partnership may require. The Partnership has a right to require redemption of the FMBs approximately twelve years after their issuance. The Partnership anticipates holding the FMBs for approximately 12 to 15 years from the date of issuance; however, it can and may elect to hold to maturity.

     In addition to the stated base rates of interest ranging from 4.87% to 8.25% per annum, each of the FMBs (which have not been modified) provides for "contingent interest" which is equal to: (a) an amount equal to 50% to 100% of net property cash flow and 75% to 100% of net sale or refinancing proceeds until the borrower has paid, during the post-construction period, annually compounded interest at a rate ranging from 9.0% to 9.25% on a cumulative basis, and thereafter (b) an amount equal to 25% to 50% of the remaining net property cash flow and 25% to 50% of the remaining net sale of refinancing proceeds until the borrower has paid interest at a simle annual

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 3 - Participating First Mortgage Bonds (continued)


rate of 16% over the term of the FMB. Both stated and contingent interest are exempt from federal income taxation. During the year ended December 31, 1996, two FMBs, the Lakes and River Run, paid contingent interest amounting to approximately $98,000 and $122,000, respectively. During the year ended December 31, 1995, one FMB, The Lakes, paid contingent interest amounting to approximately $68,000.

     In order to protect the tax-exempt status of the FMBs, the owners of the Properties are required to enter into certain agreements to own, manage and operate such Properties in accordance with requirements of the Internal Revenue Code.

     Highland Ridge

     Due to increases in its real estate taxes, in April, 1996, the obligor of the Highland Ridge FMB entered into a forbearance agreement with the Partnership effective retroactive to October, 1995. In accordance with the terms and conditions of this agreement, the obligor will make minimum monthly debt service payments beginning at a 7% annual rate and increasing in annual increments over a period of four years back to the original stated rate. The difference between the actual pay rate and the stated rate of the FMB is deferred and payable from future available cash flow or sale or refinancing proceeds. In addition, delinquent taxes will be paid in three installments by the developer over an 18 month period. The developer has paid the first and second such installments of the delinquent taxes due as of May 7, 1996 and February 5, 1997. The obligations under the forbearance agreement are further secured by a guarantee from the general partner of the obligor.

     Sunset Downs

     In June 1992, under a forbearance agreement, the Sunset Downs property began paying debt service at 7.0% and was scheduled to increase in annual increments to the original stated rate of 8.0% in June 1996. Effective with the May 1, 1995 payment date, the Sunset Downs FMB has made payments based on the monthly net cash flow generated by the operations of its underlying property in accordance with the terms of the agreement outlined below. Effective as of August 1, 1995, the obligor of the Sunset Downs FMB entered into a forbearance agreement. In accordance with the terms of this agreement, the obligor of the FMB is paying debt service of the FMB to the extent of cash flow generated by the underlying property. In addition, pursuant to the agreement, the obligor has replaced the present property manager and leasing agent with a new property manager who is an affiliate of the Related General Partner. Effective as of January 30, 1997, the obligor transferred the deed to the underlying property to an affiliate of the Related General Partner, who made no equity investment in the property but assumed the day-to-day responsibilities of operations and obligations under the FMB.

     Loveridge

     Effective with the May 1, 1995 payment date, the Loveridge FMB has made payments based on the monthly net cash flow generated by the operations of the underlying properties. Subsequently, on August 1, 1995, the original owner and obligor of the Loveridge FMB transferred the deed to the underlying property to an affiliate of the Related General Partner for limited consideration. The Related General Partner's affiliate, who has not made an equity investment in the underlying property, assumed the day-to-day responsibilities and obligations of operating the property. Although this property is not producing sufficient cash flow to fully service the debt, the Registrant has no present intention to declare a default on the FMB.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 3 - Participating First Mortgage Bonds (continued)


     Lakes

     On May 13, 1993, the Partnership, on behalf of Lakes Project Investors, Inc. ("LPI"), affiliate of the Related General Partner who replaced the original developer, deposited a cash escrow of $500,000 in connection with the filing of an appeal of a mechanics lien judgment rendered against LPI. In July, 1994, the appeal was rejected and the judgment affirmed. However, at that time LPI petitioned the court for a rehearing. On January 23, 1995, in settlement of this case, LPI and the plaintiff agreed that approximately $422,000 of the current escrow balance be paid to the plaintiff. The balance of funds (approximately $99,000) remaining in escrow was returned to LPI and thence to the Partnership as payment toward previously accrued and unpaid interest. Previously, the Partnership had reserved fully for the appeal.

     On January 27, 1994, LPI sold an option to purchase the ownership interest in the Lakes, subject to the assumption of the obligation under the Partnership's $13,650,000 FMB, to an unrelated third party for $200,000. Pursuant to the terms of the option and assumption of the FMB, the option was exercised on August 31, 1994. In conjunction with the sale, the Lakes FMB was modified to allow debt service payments at 4.87% per annum with 100% of the excess property cash flow paid to the Partnership up to a rate of 5.24% and participation in the net cash flow thereafter. The net cash proceeds of approximately $487,000 (net of an escrow for certain repairs and closing costs), paid to the Partnership to reduce previously accrued and unpaid interest, was recorded as deferred income and is being accreted as interest income from participating first mortgage bonds over the remaining life of The Lakes FMB. The balance of the deferred income relating to The Lakes FMB was approximately $394,000 at December 31, 1996 and $434,000 at December 31, 1995.

     Newport Village, Bristol Village, Suntree and Players Club

     In 1992, forbearance agreements were finalized with the owners of the Newport Village, Bristol Village, Suntree and Players Club properties. In October 1992, the Newport Village property began paying debt service at 6.0% per annum and was scheduled to increase in annual increments to the original stated rate of 8.0% in September 1996. As of September 16, 1996, the pay rate of the Newport Village returned to the original stated base interest rate of 8% per annum. In October 1992, the Bristol Village property began paying debt service at 6.0% per annum and was scheduled to increase in annual increments to the stated rate of 8.0% in January 1997. As of January 1, 1997 the pay rate for the Bristol Village property returned to the stated rate of 8% per annum. During 1992, the Suntree and Players Club properties began paying debt service at 7.0% per annum. In 1994, the Suntree and Players Club forbearance agreements were further modified to allow debt service payments to be made at 6.0% per annum through the end of 1994. Effective January 1, 1995, and again extended effective January 1, 1996 the Suntree and Players Club forbearance agreements were again modified to allow minimum debt service payments to be made at 7.5% and 7.0% per annum, respectively, through the end of 1996. Effective January 1, 1997 the Suntree and Players Club forbearance agreements were modified to allow minimum debt service payments at 6.50% and 6.25% per annum, respectively, through August 1, 1997 and December 31, 1997, respectively.

     The Partnership also made a $125,000 loan in April 1993 to the owner of the property underlying the Bristol Village FMB for payment of past due property taxes. This loan is self-amortizing over four years with interest at 8.0% per annum payable monthly. The current balance outstanding as of December 31, 1996 is approximately $15,000. Payments on this loan are current at December 31, 1996.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 3 - Participating First Mortgage Bonds (continued)

     Shannon Lake

     A forbearance agreement with the owner of the Shannon Lake property originally made in 1991, further modified as of June 1, 1993 was extended as of May 1, 1996 to allow the property to make minimum monthly interest payments at annual rate of 6%. The Partnership agreed to extend other provisions and terms of the 1993 agreement effective for the period March 16, 1993 through December 15, 1997. In addition, as of June 1, 1996 an Extension and Modification Agreement was executed regarding the extension and modification of the $138,000 note due on April 30, 1996. The note was increased by $300,000 for certain capital improvements to $438,000. The modified loan is self amortizing beginning August 1, 1996 at the annual rate of 8%, payable in 48 equal monthly installments of $10,692.86, with a final maturity of July 1, 2000. An allowance for possible loss was established for $138,000 during 1993.

     Bay Club

     In 1990, the terms of the Bay Club FMB were modified when the equity interest in the property and the related obligation of the FMB were sold by an affiliate of the Related General Partner to an unrelated third party. As part of this transaction, the minimum annual pay rate increases in annual increments from 6.0% in 1990 to 8.25% in 1997. The difference between the rate paid and the original stated rate is deferred and is payable from available future cash flow or ultimately from sale or refinancing proceeds. The Partnership received $360,000 in a 13% second mortgage note with interest and principal payments due monthly through December 1995. This note is also partially secured by a letter of credit. In January 1996 the second mortgage note to Bay Club was paid in full and the letter of credit released.

     Pelican Cove

     The original owner of the underlying property and obligor of the Pelican Cove FMB has been replaced with an affiliate of the Related General Partner who has not made an equity investment. This entity has assumed the day-to-day responsibilities and obligations of the underlying property. Buyers are being sought who would make an equity investment in the underlying property and assume the nonrecourse obligations for the FMB. Although this property is not producing sufficient cash flow to fully service the debt, the Partnership has no present intention to declare a default on the FMB.

     Cedar Pointe

     A forbearance agreement with the owner of the Cedar Pointe property was executed on February 1, 1997, which provided for a minimum pay rate of 7% per annum effective September 16, 1996. Pursuant to the terms of the forbearance agreement, it is envisioned that the FMB will be formally and permanently modified to provide for a new base interest rate of 7% and a contingent interest rate of up to 5% payable from 25% of cash flow or sale or refinancing proceeds. In addition, the FMB modification will call for the discharge of accrued and unpaid primary contingent interest, primary deferred interest, supplemental contingent interest, supplemental deferred interest and construction period deferred and contingent interest through September 15, 1996, whether payable

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 3 - Participating First Mortgage Bonds (continued)


before, on, or after September 15, 1996. It is further expected that maturity of the FMB will be extended to 2017 and the call date extended to 2006.

     General

     The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs, or alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors. These factors include, but are not limited to, property performance, owner cooperation and projected legal costs. Payments under each of the existing forbearance agreements are current as of December 31, 1996.

     With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $1,407,000, $704,000 and $931,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

     The cost basis of the FMBs at December 31, 1996 and 1995 was $154,239,028 and $158,212,573, respectively. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $951,666 and $7,067,268, respectively, at December 31, 1996 and $2,113,430 and $10,051,551, respectively, at December 31, 1995.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994

NOTE 3 - Participating First Mortgage Bonds

     Descriptions of the various FMBs owned by the Partnership at December 31, 1996 are as follows:

                                                       Minimum                                                            Carrying
                                        Average        Pay Rate     Stated                                                 Amount
                                      Interest Rate   at December  Interest                                             at December
Property           Location           Paid for 1996*   31,1996*      Rate*    Call Date   Maturity Date   Face Amount   31, 1996 (G)
--------           --------           --------------   --------      -----    ---------   -------------   -----------   ------------
Bay Club           Mt. Pleasant, SC       8.43%(E)     7.50%(E)      8.25%    Sep. 2000     Sep. 2006    $  6,400,000  $  6,134,588
Loveridge          Contra Costa, CA       4.83         (B)           8.00     Nov. 1998     Nov. 2006       8,550,000     6,826,198
The Lakes          Kansas City, MO        5.61 (D)     4.87          4.87     Dec. 2006     Dec. 2006      13,650,000    10,101,816
Crowne Pointe      Olympia, WA            8.00         8.00          8.00     Dec. 1998     Dec. 2006       5,075,000     5,322,225
Orchard Hills      Tacoma, WA             8.00         8.00          8.00     Dec. 1998     Dec. 2006       5,650,000     5,842,439
Highland Ridge     St. Paul, MN           7.06         7.25 (F)      8.00     Feb. 1999     Feb. 2007      15,000,000    12,971,183
Newport Village    Tacoma, WA             7.98 (C)     8.00          8.00     Jan. 1999     Jan. 2007      13,000,000    12,843,816
Sunset Downs       Lancaster, CA          4.35         (B)           8.00     May 1999      May 2007       15,000,000    11,306,665
Pelican Cove       St Louis, MO           7.50         (B)           8.00     Feb. 1999     Feb. 2007      18,000,000    16,907,362
Willow Creek       Ames, IA               8.00         8.00          8.00     Oct. 1999     Oct. 2006       6,100,000     6,019,067
Cedar Pointe       Nashville, TN          7.88 (H)     7.00          8.00     Apr. 1999     Apr. 2007       9,500,000     8,423,412
Shannon Lake       Atlanta, GA            6.00         6.00 (F)      8.00     Jun. 1999     Jun. 2007      12,000,000    10,920,358
Bristol Village    Bloomington, MN        9.87 (C)     7.75 (F)      8.00     Jun. 1999     Jun. 2005      17,000,000    17,254,892
Suntree            Ft. Myers, FL          7.63         7.50 (F)      8.00     Jul. 1999     Jul. 2007       7,500,000     7,387,848
River Run          Miami, FL              9.83 (I)     8.00          8.00     Aug. 1999     Aug. 2007       7,200,000     7,457,110
Players Club (A)   Ft. Myers, FL          7.37         7.00 (F)      8.00     Aug. 1999     Aug. 2007       2,500,000     2,404,447
                                                                                                         ------------  ------------
                                                                                                         $162,125,000  $148,123,426
                                                                                                         ============  ============

*The average interest rate paid represents the interest recorded by the Partnership while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreement, if any.

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

(F) The minimum pay rate on the FMB is scheduled to increase to the stated interest rate over the remaining term of the FMB.

(G)  The FMBs are carried at their estimated fair values at December 31, 1996.

(H) Reflects payments accrued at December 31, 1996 that were received pursuant to a forbearance agreement entered as of February 1, 1997, which lowered the base interest rate to 7% effective September 16, 1996.

(I)  Includes receipt of primary contingent interest.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 4 - Income Taxes

     The following is a reconciliation of net income for financial reporting purposes with net income for tax reporting for the years ended December 31, 1996, 1995 and 1994, respectively:

                                                                           1996                    1995                    1994
                                                                       ------------            ------------            ------------
     Net income per financial statements                               $  5,845,041            $  9,187,803            $  9,623,049
     Uncollected interest on FMBs and
           receivables                                                    1,157,499                 704,152                 931,251
     Loss on impairment of assets                                         4,000,000               1,000,000                 500,000
     Property tax loans deferred for tax
           reporting purposes, net                                          260,614                       0                (116,199)
     Amortization of bond selection fees                                    184,721                 184,723                 184,720
     Write-off of accrued and unpaid interest                                     0                       0              (2,229,178)
     Loss from debt restructure                                                   0                       0              (1,331,857)
     Reversal of reserve for
           disputed claim                                                         0                (422,287)                      0
     Other                                                                   53,887                 (26,455)               (104,944)
                                                                       ------------            ------------            ------------

     Tax basis net income                                              $ 11,501,762            $ 10,627,936            $  7,456,842
                                                                       ============            ============            ============

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

                                                                                 1996                  1995                  1994
                                                                              ----------            ----------            ----------
     PBP and affiliates
       General and administrative                                             $   67,483            $  103,839            $  102,633
       Management fee                                                            405,312               405,312               405,312
                                                                              ----------            ----------            ----------
                                                                                 472,795               509,151               507,945
                                                                              ----------            ----------            ----------
     Related General Partner and affiliates
       General and administrative                                                 46,725                49,073                15,124
       Management fee                                                            405,313               405,313               405,313
       Loan servicing fee                                                        405,313               405,313               405,313
                                                                              ----------            ----------            ----------
                                                                                 857,351               859,699               825,750
                                                                              ----------            ----------            ----------
                                                                              $1,330,146            $1,368,850            $1,333,695
                                                                              ==========            ==========            ==========

     Effective October 1, 1995, the Related General Partner has assumed from PBP the responsibilities and duties of the Tax Matters Partner as defined in the Partnership Agreement.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 5 - Related Parties (continued)


     The General Partners are paid, in aggregate, an annual management fee equal to .5% of the total invested assets (which equals the total original face amount of the FMBs).

     An affiliate of the Related General Partner receives loan servicing fees in an amount of .25% per annum of the principal amount outstanding on mortgage loans serviced by the affiliate.

     During 1995 and January and February of 1996, a division of Prudential Securities Incorporated ("PSI"), an affiliate of PBP, was responsible for the purchase, sale and safekeeping of the Partnership's temporary investments. This account was maintained in accordance with the Partnership Agreement.

     PSI owns 62,015 BUC$ at December 31, 1996.

     The Players Club property (securing a $2,500,000 FMB in this Partnership) also secures an FMB for $7,200,000 owned by Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of this Partnership.

     The original obligors of the Suntree, Players Club and River Run FMBs are affiliates of the Related General Partner.

     As of December 31, 1996, the original owners of the underlying properties and obligors of the Pelican Cove and Loveridge have been replaced with affiliates of the Related General Partner who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for the FMB.


NOTE 6 - Contingencies

     On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership, against the Partnership, PBP, PSI and a number of other defendants. On November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc. et al. (93 Civ. 713) , was filed in the United States District Court for the District of Arizona , purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On January 3, 1992, a putative class action, captioned Levine v. Prudential-Bache Properties Inc. et al.. (92 Civ.
52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently the Related General Partner was dismissed from the Levine litigation.

     By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, by order dated May 4, 1994, the Connelly case and by order dated July 13, 1994, the Levine case, to a single judge of the United States District Court for the Southern District of New York (the "Court") and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket 1005) (the "Class Action"). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 6 - Contingencies (continued)


employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

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

     On December 31, 1996, the Court issued a preliminary approval order (the "Order") with respect to the settlement (the "Related Settlement") of the Class Action against the Related General Partner and certain of its affiliates. Pursuant to the stipulation of settlement entered into with counsel for the class on December 24, 1996, the proposed Related Settlement contemplates, among other matters, the reorganization (the "Reorganization") of the Partnership and two other partnerships co-sponsored by affiliates of the Related General Partner and PBP.

     The proposed Related Settlement and Reorganization are subject to objections by the BUC$holders and limited partners of the Partnership as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

     Under the proposed Reorganization plan, the BUC$holders of the Partnership, and Summit Tax Exempt Bond Fund L.P. and Summit Tax Exempt L.P. III, will receive shares in a newly formed business trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of fees currently payable to the General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

     In connection with the proposed Related Settlement and Reorganization, on December 19, 1996, PBP and RCC entered into an agreement for the purchase by RCC or its affiliates of the PBP Interest. The agreement is subject to numerous conditions, including the effectiveness of the Related Settlement of the Class Action and the approval of the sale and withdrawal of PBP as a general partner of the Partnership by the Court.

     Pending final approval of the Related Settlement, the Court's Order prohibits class members (including the BUC$holders) from, among other matters,
(i) transferring their BUC$ unless the transferee agrees to be bound by the Related Settlement; (ii) granting a proxy to object to the Reorganization; or
(iii) commencing a tender offer for the BUC$. In addition, the General Partners are enjoined from (i) recording any transfers made in violation of the Order and
(ii) providing the list of investors in any of the partnerships which are the subject of the Reorganization to any person conducting a tender offer.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994


NOTE 6 - Contingencies (continued)

     There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor that a closing may occur in the projected time frame. In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.


NOTE 7 - Subsequent Events

     In February 1997, distributions of approximately $2,379,000 and $49,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended December 31, 1996.

     A forbearance agreement with the owner of the Cedar Pointe property was executed on February 1, 1997, which provided for a minimum pay rate of 7% per annum effective September 16, 1996 (see Note 3).

     Effective as of January 30, 1997, the obligor of the Sunset Downs FMB transferred the deed to the underlying property to an affiliate of the Related General Partner, who made no equity investment in the property but assumed the day-to-day responsibilities of operations and obligations under the FMB (see
Note 3).

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

     The Related General Partner assumed the responsibilities of the Tax Matters Partner as of October 1, 1995.

     The Registrant, the Registrant's General Partners and their directors and executive officers, and any persons holding more than ten percent of the Registrant's BUC$ are required to report their initial ownership of such BUC$ and any subsequent changes in that ownership to the Securities and Exchange Commission on Forms 3, 4 and 5. Such executive officers, directors and persons who own greater than ten percent of the Registrant's BUC$ are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Forms 3, 4 or 5 they file. All of these filing requirements were satisfied on a timely basis for the current year. In making these disclosures, the Registrant has relied solely on written representations of the General Partners' directors and executive officers and persons who own greater than ten percent of the Registrant's BUC$ or copies of the reports they have filed with the Securities and Exchange Commission during and with respect to its most recent fiscal year.

Prudential-Bache Properties, Inc.

     The directors and executive officers of PBP with regard to managing the Registrant are as follows:

     Name                                   Position
     ----                                   --------
     Thomas F. Lynch, III                   President, Chief Executive Officer, Chairman of the
                                            Board of Directors and Director

     Barbara J. Brooks                      Vice President-Finance and Chief Financial Officer

     Eugene D. Burak                        Vice President

     Chester A. Piskorowski                 Senior Vice President

     Frank W. Giordano                      Director

     Nathalie P. Maio                       Director


     THOMAS F. LYNCH, III, age 38, is the President, Chief Executive Officer, Chairman of the Board of Directors, and a Director of PBP. He is a Senior Vice President of Prudential Securities Incorporated ("PSI"), an affiliate of PBP. Mr. Lynch also serves in various capacities for other affiliated companies. Mr. Lynch joined PSI in November 1989.

     BARBARA J. BROOKS, age 48, is the Vice President-Finance and Chief Financial Officer of PBP. She is a Senior Vice President of PSI. Ms. Brooks also serves in various capacities for other affiliated companies. She has held several positions within PSI since 1983. Ms. Brooks is a certified public accountant.

     EUGENE D. BURAK, age 51, is a Vice President of PBP. He is a First Vice President of PSI. Prior to joining PSI in September 1995, he was a management consultant for three years and was with Equitable Capital Management Corporation from March 1990 to May 1992. Mr. Burak is a certified public accountant.

     CHESTER A. PISKOROWSKI, age 53, is a Senior Vice President of PBP. He is a Senior Vice President of PSI and is the Senior Manager of the Specialty Finance Asset Management area. Mr. Piskorowski has held several positions within PSI since April 1972. Mr. Piskorowski is a member of the New York and Federal Bars.

     FRANK W. GIORDANO, age 54, is a Director of PBP. He is a Senior Vice President of PSI and an Executive Vice President and General Counsel of Prudential Mutual Fund Management, LLC, an affiliate of PSI. Mr. Giordano also serves in various capacities for other affiliated companies. He has been with PSI since July 1967.

     NATHALIE P. MAIO, age 46, is a Director of PBP. Ms. Maio is a Senior Vice President and Deputy General Counsel of PSI and supervises non-litigation legal work. She joined the Law Department of PSI in 1983, presently, she also serves in various capacities for other affiliated companies.

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

The Related General Partner

     The directors and executive officers of the Related General Partner with respect to the Registrant and their positions with the Related General Partner are as follows:


     Name                                  Position
     ----                                  --------

     J. Michael Fried                      President and Director

     Stuart J. Boesky                      Vice President

     Alan P. Hirmes                        Vice President

     Richard A. Palermo                    Treasurer

     Stephen M. Ross                       Director

     Lynn A. McMahon                       Secretary

     J. MICHAEL FRIED, 52, is President and a Director of the Related General Partner. Mr. Fried is President, a Director and a principal shareholder of Related Capital Company ("Capital"), a real estate finance and acquisition affiliate of the Related General Partner. In that capacity, he is the chief executive officer of Capital, and is responsible for initiating and directing all of Capital's syndication, finance, acquisition and investor reporting activities. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Capital in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

     STUART J. BOESKY, 40, is a Vice President of the Related General Partner. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Capital where he presently serves as Managing Director. From 1983 to 1984 Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richard & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State University School of Law with a Juris Doctor degree. He then received a Master of Law degree in Taxation from Boston University School of Law.

     ALAN P. HIRMES, 42, is a Vice President of the Related General Partner. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Capital in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also a Managing Director of Capital. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

     RICHARD A. PALERMO, 36, is Treasurer of the Related General Partner. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

     STEPHEN M. ROSS, 56, is a Director of the Related General Partner. Mr. Ross is President of The Related Companies, L.P. He graduated from The University of Michigan with a Bachelor of Business Administration degree and from Wayne State University School of Law. Mr. Ross then received a Master of Law degree in taxation from New York University School of Law. He joined the accounting firm of Coopers & Lybrand in Detroit as a tax specialist and later moved to New York, where he worked for two large Wall Street investment banking firms in their real estate and corporate finance departments. Mr. Ross formed The Related Companies, Inc. in 1972, to develop, manage, finance and acquire subsidized and conventional apartment developments. To date, The Related Companies, Inc. has developed multi-family properties totaling in excess of 25,000 units, all of which it manages.

     LYNN A. McMAHON, 41, is Secretary of the Related General Partner. Since 1983, she has served as Assistant to the President of Capital. From 1978 to 1983 she was employed at Sony Corporation of America in the Government Relations Department.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management.

     As of March 3, 1997, the directors and officers of the Related General Partner directly or indirectly own 99.97% of the voting securities of the Related General Partner; however, no director or officer of either General Partner owns directly or beneficially any interest in the voting securities of PBP.

     As of March 3, 1997, directors and officers of the Related General Partner own directly or beneficially BUC$ issued by the Registrant as follows:

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

     As of March 3, 1997 no director or officer of PBP owns directly or beneficially any BUC$ issued by the Registrant.

     As of March 3, 1997, no BUC$holder beneficially owns more than five percent (5%) of the BUC$ issued by the Registrant.


Item 13. Certain Relationships and Related Transactions.

     The Registrant has, and will continue to have, certain relationships with the General Partners and their affiliates. However, there have been no direct financial transactions between the Registrant and the directors or officers of the General Partners.

     Reference is made to Notes 1 and 5 to the financial statements in Item 8, which identify the related parties and discuss the services provided by these parties and the amounts paid or payable for their services.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K.

                                                                                                 Sequential
                                                                                                    Page
                                                                                                 ----------
(a) 1.        Financial Statements

              Independent Auditors' Report                                                         17

              Statements of Financial Condition of as of
              December 31, 1996 and 1995                                                           18

              Statements of Income for the years ended
              December 31, 1996, 1995 and 1994                                                     19

              Statements of Changes in Partners' Capital (Deficit) for the years
              ended December 31, 1996, 1995 and 1994                                               20

              Statements of Cash Flows for the years ended
              December 31, 1996, 1995 and 1994                                                     21

              Notes to Financial Statements                                                        22

(a) 2.        Financial Statement Schedules

              All schedules have been omitted because they are not applicable or the required information is included in the financial statements and the notes thereto.

Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K. (continued)
                                                                                                 Sequential
                                                                                                    Page
                                                                                                 ----------
(a) 3.        Exhibits

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

Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K. (continued)
                                                                                                 Sequential
                                                                                                    Page
                                                                                                 ----------
(a) 3.        Exhibits (continued)

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



Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K. (continued)
                                                                                                 Sequential
                                                                                                    Page
                                                                                                 ----------
(a) 3.        Exhibits (continued)

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

10(aa) Amended Settlement Agreement for the Suntree First Mortgage Bond dated December 1, 1993 (incorporated by reference to Exhibit
              10(aa) in Registrant's 1993 Annual Report on Form 10K)

10(ab)        First Supplemental Indenture between The Industrial Development
              Authority of the City of Kansas City, Missouri and Boatmen's First
              National Bank of Kansas City dated January 24, 1994 (incorporated by reference to Exhibit 10(ab) in the Registrant's Quarterly
              Report on Form 10Q dated March 31, 1994)

10(ac) Option Agreement between The Lakes Project Investors, Inc., Seller and ZIPCO, Inc., Purchaser, dated January 27, 1994 (incorporated by reference to Exhibit 10(ac) in the Registrant's Quarterly
              Report on Form 10Q dated September 30, 1994)

10(ad)        Assignment and Assumption Agreements between The Lakes Apartments,
              Inc., Seller, and ZIPCO, Inc., Purchaser, dated August 31, 1994
              (incorporated by reference to Exhibit 10(ad) in the Registrant's
              Quarterly Report on Form 10Q dated September 30, 1994)



Item 14.      Exhibits, Financial Statement Schedule and Reports on Form 8-K. (continued)
                                                                                                 Sequential
                                                                                                    Page
                                                                                                 ----------
(a) 3.        Exhibits (continued)

10(ae)        Sale-Purchase Agreement between The Lakes Project Investors, Inc.,
              Seller, and ZIPCO, Inc., Purchaser, dated August 31, 1994
              (incorporated by reference to Exhibit 10(ae) in the Registrant's
              Quarterly Report on Form 10Q dated September 30, 1994)

10(af)        Amended Settlement Agreement for the Player's Club First Mortgage
              Bond dated December 1, 1994 (incorporated by reference to Exhibit
              10(af) in the Registrant's 1994 Annual Report on Form 10K)

10(ag) Amended Settlement Agreement for the Suntree First Mortgage Bond dated December 1, 1994 (incorporated by reference to Exhibit
              10(ag) in the Registrant's 1994 Annual Report on Form 10K)

10(ah) Amended Settlement Agreement for the Loveridge First Mortgage Bond dated July 31, 1995 (incorporated by reference to Exhibit 10(ah) in the Registrant's Quarterly Report on Form 10Q dated September
              30, 1995)

10(ai)        Amended Settlement and Forbearance Agreement for the Sunset Downs
              First Mortgage Bond dated July 31, 1995 (incorporated by reference to Exhibit 10(ai) in the Registrant's Quarterly Report on Form 10Q dated September 30, 1995)

10(aj) Amended Settlement Agreement for the Suntree First Mortgage Bond dated January 26, 1996 (incorporated by reference to Exhibit
              10(aj) in the Registrant's 1995 Annual Report on Form 10K/A-1)

10(ak)        Amended Settlement Agreement for the Shannon Lake First Mortgage
              Bond dated May 1, 1996 (incorporated by reference to Exhibit
              10(ak) in the Registrant's 1995 Annual Report on Form 10K/A-1)

10(al)        Amended Settlement Agreement for the Player's Club First Mortgage
              Bond date January 26, 1996 (incorporated by reference to Exhibit
              10(al) in the Registrant's 1995 Annual Report on Form 10K/A-1)

10(am) Forbearance Agreement for the Highland Ridge First Mortgage Bond dated May 14, 1996 (incorporated by reference to Exhibit 10(am) in the Registrant's 1995 Annual Report on Form 10K/A-1)

10(an)        Forbearance Agreement for the Cedar Pointe First Mortgage Bond dated
              February 1, 1997 (filed herewith)                                                   45

27            Financial Data Schedule (filed herewith)                                            63


(b)           Reports on Form 8-K

              Current Report on Form 8-K dated December 31, 1996, was filed on
              January 10, 1997 relating to a preliminary approval order with respect to the settlement of the class action litigation.


                                   SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SUMMIT TAX EXEMPT L.P. II


                                     By: RELATED TAX EXEMPT ASSOCIATES II, INC.
                                         a General Partner

Date:  March 27, 1997

                                         By: /s/ J. Michael Fried
                                             -----------------------------------
                                             J. Michael Fried
                                             President and Director


                                     and


                                     By: PRUDENTIAL-BACHE PROPERTIES, INC.,
                                         a General Partner

Date:  March 27, 1997

                                         By: /s/ Thomas F. Lynch, III
                                             -----------------------------------
                                             Thomas F. Lynch, III
                                             President, Chief Executive Officer,
                                             Chairman of the Board of Directors
                                             and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, the report has been signed below by the following persons on behalf by the registrant and in the capacities and on the dates indicated:


          Signature                                       Title                                          Date
          ---------                                       -----                                          ----



                                           President (principal executive officer)
/s/ J. Michael Fried                       and Director of Related Tax Exempt
--------------------------------           Associates II, Inc. (as General Partner of the
J. Michael Fried                           Registrant)                                              March 27, 1997



/s/ Alan P. Hirmes                         Vice President (principal financial officer) of
--------------------------------           Related Tax Exempt Associates II, Inc.                   March 27, 1997
Alan P. Hirmes



/s/ Richard A. Palermo                     Treasurer (principal accounting officer)
--------------------------------           of Related Tax Exempt Associates II,
Richard A. Palermo                         Inc.                                                     March 27, 1997


/s/ Stephen M. Ross
--------------------------------           Director of
Stephen M. Ross                            Related Tax Exempt Associates II, Inc.                   March 27, 1997



                                           Chairman of the Board, President,
/s/ Thomas F. Lynch, III                   (principal executive officer)
--------------------------------           and Director of Prudential-Bache Properties,
Thomas F. Lynch, III                       Inc. (a General Partner of the Registrant)               March 27, 1997



/s/ Barbara J. Brooks                      Vice President - Finance and Chief Financial
--------------------------------           Officer (principal financial officer) of
Barbara J. Brooks                          Prudential-Bache Properties, Inc.                        March 27, 1997


/s/ Nathalie P. Maio
--------------------------------           Director of Prudential-Bache Properties, Inc.            March 27, 1997
Nathalie P. Maio


/s/ Eugene D. Burak                        Vice President of
--------------------------------           Prudential-Bache Properties, Inc.                        March 27, 1997
Eugene D. Burak


/s/ Frank W. Giordano
--------------------------------
Frank W. Giordano                          Director of Prudential-Bache Properties, Inc.            March 27, 1997





