Form 10-Q
period 1997-03-31
SUMMIT TAX EXEMPT L P II
filed 1997-05-15
CIK 792924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997


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


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                        STATEMENTS OF FINANCIAL CONDITION
                                   (unaudited)

                                                      ===========  ===========
                                                       March 31,   December 31,
                                                         1997          1996
                                                      -----------  -----------
ASSETS
Participating first mortgage bonds-at fair value     $148,130,039 $148,123,426
Temporary investments                                   3,300,000    3,600,000
Cash and cash equivalents                               1,114,246      249,192
Interest receivable, net                                  530,330      735,343
Promissory notes receivable, net                          242,389      275,572
Deferred bond selection fees, net                       1,758,762    1,804,942
Due from affiliates                                             0       84,225
Other assets                                               11,178       23,775
                                                     ------------ ------------

Total assets                                         $155,086,944 $154,896,475
                                                     ============ ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Deferred income                                  $     384,319$     394,259
   Accrued expenses                                        80,766      107,421
   Due to affiliates                                      404,944       72,194
                                                     ------------ ------------

Total liabilities                                         870,029      573,874
                                                     ------------ ------------

Contingencies

Partners' capital (deficit):
   BUC$holders (9,151,620 BUC$
     issued and outstanding)                          160,518,891  160,622,463
   General Partners                                      (186,374)    (184,260)
   Net unrealized loss on participating
     first mortgage bonds                              (6,115,602)  (6,115,602)
                                                     ------------ ------------

Total partners' capital                               154,216,915  154,322,601
                                                     ------------ ------------

Total liabilities and partners' capital              $155,086,944 $154,896,475
                                                     ============ ============

                See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (unaudited)

                                                       =======================
                                                          Three Months Ended
                                                               March 31,
                                                       -----------------------
                                                           1997         1996
                                                       -----------------------
REVENUES:
  Interest income:

   Participating first mortgage bonds                  $2,717,025   $2,880,553
   Temporary investments                                   32,292       30,165
   Promissory notes                                         7,830        4,324
                                                       ----------   ----------
   Total revenues                                       2,757,147    2,915,042
                                                       ----------   ----------

EXPENSES:

   Management fees                                        202,656      202,656
   Loan servicing fees                                     99,940      100,774
   General and administrative                              86,076       79,749
   Amortization of deferred
     bond selection fees                                   46,180       46,180
                                                       ----------   ----------

   Total expenses                                         434,852      429,359
                                                       ----------   ----------

Net Income                                             $2,322,295   $2,485,683
                                                       ==========   ==========
ALLOCATION OF NET INCOME:

  BUC$holders                                          $2,275,849   $2,435,969
                                                       ==========   ==========
  General Partners                                     $   46,446   $   49,714
                                                       ==========   ==========
Net Income per BUC                                     $     0.25   $     0.27
                                                       ==========   ==========

                See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (unaudited)


                                                                                  Net Unrealized
                                                                                     Loss on
                                                                      General   Participating First
                                        Total        BUC$holders      Partners     Mortgage Bonds
                                    ---------------------------------------------------------------
Partners' capital (deficit) -
   January 1, 1997                  $154,322,601    $160,622,463    $ (184,260)    $(6,115,602)
Net Income                             2,322,295       2,275,849        46,446               0
Distributions                         (2,427,981)     (2,379,421)      (48,560)              0
                                    ------------    ------------    ----------     -----------
Partners' capital (deficit) -
   March 31, 1997                   $154,216,915    $160,518,891    $ (186,374)    $(6,115,602)
                                    ============    ============    ==========     ===========

                See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                          1997         1996
                                                       ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received, net                                 $2,945,608   $2,900,520
Amount received which was due from affiliate               84,225            0
Fees and expenses paid                                    (69,981)    (165,025)
                                                       ----------   ----------
Net cash provided by operating activities               2,959,852    2,735,495
                                                       ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sale (purchase) of temporary investments              300,000   (1,000,000)
Principal payments received from loans made
   to properties                                           33,183        8,233
                                                       ----------   ----------
Net cash provided by (used in) investing activities       333,183     (991,767)
                                                       ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid                                     (2,427,981)  (2,427,981)
                                                       ----------   ----------

Net increase (decrease) in cash and cash equivalents      865,054     (684,253)

Cash and cash equivalents at beginning of period          249,192      972,889
                                                       ----------   ----------

Cash and cash equivalents at end of period             $1,114,246   $  288,636
                                                       ==========   ==========
SCHEDULE RECONCILING NET INCOME TO NET
   CASH PROVIDED BY OPERATING ACTIVITIES:
Net income                                             $2,322,295   $2,485,683
                                                       ----------   ----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
Amortization of deferred bond selection fees               46,180       46,180
Accretion of deferred income                              (16,553)     (16,553)
Changes in:
   Interest receivable, net                               205,013        2,031
   Promissory notes receivable, net                             0       21,620
   Other assets                                            12,597       12,498
   Accrued expenses                                       (26,655)     (42,239)
   Deferred income                                              0      (21,620)
   Due from affiliates                                     84,225            0
   Due to affiliates                                      332,750      247,895
                                                       ----------   ----------
Total adjustments                                         637,557      249,812
                                                       ----------   ----------
Net cash provided by operating activities              $2,959,852   $2,735,495
                                                       ==========   ==========

                See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)

NOTE 1 - General

    These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments, (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt L.P. II (the "Partnership") as of March 31, 1997, and the results of its operations and its cash flows for the three months ended March 31, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

    Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

NOTE 2 - Participating First Mortgage Bonds ("FMBs")

    The Partnership accounts for its investments in the FMBs as "available for sale" debt securities under the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Accordingly, investments in FMBs are carried at their estimated fair values, with unrealized gains and losses reported in a separate component of partners' capital.

    Because the FMBs are not readily marketable, the Partnership estimates fair value for each bond as the present value of its expected cash flows using a discount interest rate for comparable tax-exempt investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation and market capitalization rates, and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Partnership's management. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change, therefore, actual results may vary from the estimates and the variance may be material.

    Effective January 1, 1997, forbearance agreements with respect to the Suntree and Players Club FMBs were modified and extended due to a continuous weak rental market and to ensure real estate tax payments and capital improvements are made. Pursuant to the modification, the minimum pay rate for Suntree was reduced to 6.5% and 7.5% for the periods January 1, 1997 through June 30, 1997, July 1, 1997 through December 31, 1997, respectively. Thereafter, the stated rate is to be reinstated. The minimum pay rate for Players Club was reduced to 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively. Thereafter, it is expected that the stated rate of 8% will be reinstated.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)

NOTE 2 - Participating First Mortgage Bonds ("FMBs") (continued)

    With respect to the Highland Ridge FMB, and pursuant to terms of the forbearance agreement, the developer has paid the first and second of three annual installments towards the payment of delinquent taxes.

    Effective as of January 30, 1997, pursuant to the terms of a forbearance agreement entered into in August 1995, the obligor of the Sunset Downs FMB transferred the deed to the underlying property to an affiliate of the Related General Partner, who made no equity investment in the property but assumed the day-to-day responsibilities of operations and obligations under the FMB.

    With respect to the Sunset Downs FMB, the Partnership paid certain insurance premiums on January 31, 1997 in the amount of approximately $92,000 as a result of the forbearance agreement and transfer of the deed to the underlying property to an affiliate of the Related General Partner. This loan was recorded in operating income as a reduction of interest income from participating first mortgage bonds because the Sunset Downs FMB is paying interest on a cash flow basis.

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

    With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $449,000 and $325,000 for the three months ended March 31, 1997 and 1996, respectively.

    The cost basis of the FMBs at March 31, 1997 and December 31, 1996 was $154,245,641 and $154,239,028, respectively. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $951,666 and $7,067,268, respectively, at both March 31, 1997 and December 31, 1996.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)

NOTE 2 - Participating First Mortgage Bonds ("FMBs") (continued)

         Descriptions of the FMBs owned by the Partnership at March 31, 1997 are as follows:

                                       Annualized
                                     Interest Rate
                                      Paid for the
                                      three months     Minimum                                                         Carrying
                                         ended       Pay Rate at   Stated                                              Amount at
                                        March 31,       March     Interest                 Maturity                      March
Property          Location               1997*        31, 1997*    Rate*    Call Date        Date      Face Amount    31, 1997 (G)
----------        ----------          ------------   -----------  --------  ---------      --------    -----------   -------------
Bay Club          Mt. Pleasant, SC      7.57%(D)       8.25%(D)    8.25%    Sept. 2000      Sept.2006  $  6,400,000 $  6,141,201
Loveridge         Contra Costa, CA      5.17            (B)        8.00      Nov. 1998      Nov. 2006     8,550,000    6,826,198
The Lakes         Kansas City, MO       4.87            4.87       4.87      Dec. 2006      Dec. 2006    13,650,000   10,101,816
Crowne Pointe     Olympia, WA           8.00            8.00       8.00      Dec. 1998      Dec. 2006     5,075,000    5,322,225
Orchard Hills     Tacoma, WA            8.00            8.00       8.00      Dec. 1998      Dec. 2006     5,650,000    5,842,439
Highland Ridge    St. Paul, MN          7.25            7.25(F)    8.00      Feb. 1999      Feb. 2007    15,000,000   12,971,183
Newport Village   Tacoma, WA            8.22 (C)        8.00       8.00      Jan. 1999      Jan. 2007    13,000,000   12,843,816
Sunset Downs      Lancaster, CA         4.33            (B)        8.00      May  1999      May  2007    15,000,000   11,306,665
Willow Creek      Ames, IA              8.00            8.00       8.00      Oct. 1999      Oct. 2006     6,100,000    6,019,067
Cedar Pointe      Nashville, TN         7.00            7.00       7.00      Apr. 1999      Apr. 2007     9,500,000    8,423,412
Shannon Lake      Atlanta, GA           6.00            6.00(F)    8.00      Jun. 1999      Jun. 2007    12,000,000   10,920,358
Bristol Village   Bloomington, MN       8.38(C)(E)      8.00       8.00      Jun. 1999      Jun. 2005    17,000,000   17,254,892
Suntree           Ft. Myers, FL         6.84            6.50(F)    8.00      Jul. 1999      Jul. 2007     7,500,000    7,387,848
River Run         Miami, FL             8.00            8.00       8.00      Aug. 1999      Aug. 2007     7,200,000    7,457,110
Pelican Cove      St. Louis, MO         7.50            (B)        8.00      Feb. 1999      Feb. 2007    18,000,000   16,907,362
Players Club (A)  Ft. Myers, FL         6.42            6.25(F)    8.00      Aug. 1999      Aug. 2007     2,500,000    2,404,447
                                                                                                       ------------ ------------
                                                                                                       $162,125,000 $148,130,039
                                                                                                       ============ ============
*The annualized interest rate paid represents the interest recorded by the
Partnership while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreements, if any.

(A) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $7,200,000 of the Players Club FMB.
(B) Pay rate is based on net cash flow generated by operations of the underlying property.
(C) Includes receipt of deferred base interest related to prior periods.
(D) The minimum pay rate on the FMB increased in increments from 6.0% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the property's fiscal year-end based on audited financial statements to no less than the minimum pay rate.
(E) Includes receipt of primary contingent interest related to prior periods.
(F) The minimum pay rate on the FMB is scheduled to increase to the stated interest rate over the remaining term of the FMB.
(G) The FMBs are carried at their estimated fair value at March 31, 1997.

                                     8

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)

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
                                                         Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                          1997        1996
                                                       ---------    ---------
PBP and affiliates:
   Management fee                                      $ 101,328    $ 101,328
   General and administrative                             17,446       11,172
                                                       ---------    ---------
                                                         118,774      112,500
                                                       ---------    ---------
Related General Partner and affiliates:
   Management fee                                        101,328      101,328
   Loan servicing fees                                    99,940      100,774
   General and administrative                             12,309       24,000
                                                       ---------    ---------
                                                         213,577      226,102
                                                       ---------    ---------
                                                       $ 332,351    $ 338,602
                                                       =========    =========

    An affiliate of the Related General Partner receives loan servicing fees (see above) in an amount of .25% per annum of the principal amount outstanding on FMBs serviced by the affiliate.

    The General Partners are paid, in the aggregate, an annual management fee (see above) equal to .5% of the original amount invested invested in FMBs.

    During January and February of 1996, a division of Prudential Securities Incorporated ("PSI"), an affiliate of PBP, was responsible for the purchase, sale and safekeeping of the Partnership's temporary investments. This account was maintained in accordance with the Partnership Agreement.

    PSI owns 62,015 BUC$ at March 31, 1997.

    The Players Club property (securing a $2,500,000 FMB in this Partnership) also secures an FMB for $7,200,000 owned by Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of this Partnership.

    The original obligors of the Suntree, Players Club and River Run FMBs are affiliates of the Related General Partner.

    As of March 31, 1997, the original owners of the underlying properties and obligors of the Pelican Cove, Loveridge and Sunset Downs FMBs have been replaced with affiliates of the Related General Partner who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for each of the FMBs.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)

NOTE 4 - Contingencies

    On or about October 18, 1993, a putative class action, captioned Kinnes et al. v. Prudential Securities Group, Inc. et al. (CV-93-654), was filed in the United States District Court for the District of Arizona, purportedly on behalf of investors in the Partnership, against the Partnership, PBP, PSI and a number of other defendants. On November 16, 1993, a putative class action captioned Connelly et al. v. Prudential-Bache Securities Inc.
et al. (93 Civ. 713) , was filed in the United States District Court for the District of Arizona , purportedly on behalf of investors in the Partnership against the Partnership, PBP, PSI and a number of other defendants. On January 3, 1992, a putative class action, captioned Levine
v. Prudential-Bache Properties Inc. et al.. (92 Civ. 52), was filed in the United States District Court for the Northern District of Illinois purportedly on behalf of investors in the Partnership against the General Partners, PSI and a number of other defendants. Subsequently, the Related General Partner was dismissed from the Levine litigation.

    By order of the Judicial Panel on Multidistrict Litigation dated April 14, 1994, the Kinnes case, by order dated May 4, 1994, the Connelly case and by order dated July 13, 1994, the Levine case, were transferred to a single judge of the United States District Court for the Southern District of New York (the "Court") and consolidated for pretrial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation (MDL Docket
1005) (the "Class Action"). On June 8, 1994, plaintiffs in the transferred cases filed a complaint that consolidated the previously filed complaints and named as defendants, among others, PSI, certain of its present and former employees and the General Partners. The Partnership was not named a defendant in the consolidated complaint, but the name of the Partnership was listed as being among the limited partnerships at issue in the case.

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

    On December 31, 1996, the Court issued a preliminary approval order (the "Order") with respect to settlement (the "Related Settlement") of the Class Action against the Related General Partner and certain of its affiliates. Pursuant to the stipulation of settlement entered into with counsel for the class on December 24, 1996, the proposed Related Settlement contemplates, among other matters, the reorganization (the "Reorganization") of the Partnership and two other partnerships co-sponsored by affiliates of the Related General Partner and PBP.

    The proposed Related Settlement and Reorganization are subject to objections by the

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (unaudited)

NOTE 4 - Contingencies (continued)

BUC$holders and limited partners of the Partnership as well as each of the other concerned partnerships and final approval of the Court after review of the proposals at a fairness hearing.

    Under the proposed Reorganization plan, the BUC$holders of the Partnership, and Summit Tax Exempt Bond Fund L.P. and Summit Tax Exempt L.P. III, will receive shares in a newly formed business trust. It is anticipated that the shares will be allocated proportionately among the partnerships and their respective investors based upon appraisals and other factors as supported by a third-party fairness opinion. Detailed information about the proposed Related Settlement and Reorganization will be sent to BUC$holders in the near future. The terms of the Reorganization include, among other matters, the acquisition by affiliates of the Related Capital Company ("RCC") of PBP's general partner interest (the "PBP Interest"), transfer to the BUC$holders of one-half of the PBP Interest, reduction of the sum of the aggregate annual fees currently payable to both General Partners by 25%, filing an application to list the new company's shares on an exchange and the creation of an infinite, as opposed to finite, life-operating business.

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

    There can be no assurance that the conditions to the closing of the proposed Related Settlement and Reorganization will be satisfied nor as to the time frame in which a closing may occur . In the event a settlement cannot be reached, the Related General Partner believes it has meritorious defenses to the consolidated complaint and intends to vigorously defend this action.

NOTE 5 - Subsequent Events

    In May 1997, distributions of approximately $2,379,000 and $49,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended ended March 31, 1997.

    On May 12, 1997, the Partnership loaned the obligor of the Players Club FMB $280,000 to cover its shortfall on its 1996 real estate tax payment and to fund a capital improvement account. The note will be self-amortizing at an annual interest rate of 8% for a term of 48 months.

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

    At the beginning of the year, the Partnership had cash and temporary investments of $3,849,000. After payment of distributions of $2,428,000, principal payments received from loans made to properties of approximately $33,000 and receipt of the net cash flow from operations of approximately $2,960,000, the Partnership had approximately $4,414,000 in cash and temporary investments at March 31, 1997. The first quarter distribution of $2,379,000 ($.26 per BUC) was paid to BUC$holders in May 1997 from cash flow from operations.

    Effective January 1, 1997, forbearance agreements with respect to the Suntree and Players Club FMBs were modified and extended due to a continuous weak rental market and to ensure real estate tax payments and capital improvements are made. Pursuant to the modification, the minimum pay rate for Suntree was reduced to 6.5% and 7.5% for the periods January 1, 1997 through June 30, 1997, July 1, 1997 through December 31, 1997, respectively. Thereafter, the stated rate is to be reinstated. The minimum pay rate for Players Club was reduced to 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively. Thereafter, it is expected that the stated rate of 8% will be reinstated.

    With respect to the Highland Ridge FMB and pursuant to terms of the forbearance agreement, the developer has paid the first and second of three annual installments towards the payment of delinquent taxes.

     Effective as of January 30, 1997, pursuant to the terms of a forbearance agreement entered into in August 1995, the obligor of the Sunset Downs FMB transferred the deed to the underlying property to an affiliate of the Related General Partner, who made no equity investment in the property but assumed the day-to-day responsibilities of operations and obligations under the FMB.

    With respect to the Sunset Downs FMB, the Partnership paid certain insurance premiums on January 31, 1997 in the amount of approximately $92,000 as a result of the forbearance agreement and transfer of the deed to the underlying property to an affiliate of the Related General Partner. This loan was recorded in operating income as a reduction of interest income from participating first mortgage bonds because the Sunset Downs FMB is paying interest on a cash flow basis.

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

    The Partnership has entered into forbearance agreements on several FMBs and may be required to extend these agreements or enter into new agreements in the future. Such agreements may adversely impact liquidity; however interest payments from FMBs are anticipated to provide sufficient liquidity to fund in future years the Partnership's operating expenditures and distributions.

    For a discussion of the proposed settlement of the Class Action relating to the Partnership, see Note 4 to the financial statements.

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

Results of Operations

    Net income decreased approximately $163,000 for the three months ended March 31, 1997 as compared to 1996 primarily due to the reasons discussed below.

    Interest income from FMBs decreased by approximately $164,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to a reduction in the income recorded from the Highland Ridge FMB as a result of a forbearance agreement for which a retroactive adjustment to October 1995 was made in the fourth quarter of 1996 and a decrease due to an insurance loan made to the owner of the underlying property of the Sunset Downs FMB which was recorded as a reduction of income.

    Interest income from promissory notes increased by approximately $4,000 for the three months ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to the $300,000 increase in the Shannon Lake loan in July 1996.

General

    The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

    Certain property owners have, at times, supplemented the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary. No property owner made supplementary payments during the three months ended March 31, 1997 and 1996.

Property Information

    The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of March 31, 1997:

                                                                          Annualized
                                                                           Interest
                                                                           Rate Paid     Minimum
                                                                         for the three    Annual
                                                                Stated   months ended   Pay Rate at
                                      Face Amount              Interest     March          March
Property          Location              of FMB      Occupancy    Rate*     31, 1997*     31, 1997*
--------          --------            -----------   ---------  --------  -------------  -----------
Bay Club          Mt. Pleasant, SC    $  6,400,000    100.0%      8.25%     7.57% (D)      8.25%(D)
Loveridge         Contra Costa, CA       8,550,000     93.2       8.00      5.17           (B)
The Lakes         Kansas City, MO       13,650,000     98.0       4.87      4.87           4.87
Crowne Pointe     Olympia, WA            5,075,000     96.2       8.00      8.00           8.00
Orchard Hills     Tacoma, WA             5,650,000     92.0       8.00      8.00           8.00
Highland Ridge    St. Paul, MN          15,000,000     92.5       8.00      7.25           7.25 (F)
Newport Village   Tacoma, WA            13,000,000     89.2       8.00      8.22  (C)      8.00
Sunset Downs      Lancaster, CA         15,000,000     90.0       8.00      4.33           (B)
Willow Creek      Ames, IA               6,100,000    100.0       8.00      8.00           8.00
Cedar Pointe      Nashville, TN          9,500,000     90.4       7.00      7.00           7.00
Shannon Lake      Atlanta, GA           12,000,000     96.2       8.00      6.00           6.00 (F)
Bristol Village   Bloomington, MN       17,000,000     94.7       8.00      8.38  (C)(E)   8.00
Suntree           Ft. Myers, FL          7,500,000     93.6       8.00      6.84           6.50 (F)
River Run         Miami, FL              7,200,000     92.5       8.00      8.00           8.00
Pelican Cove      St. Louis, MO         18,000,000     94.9       8.00      7.50           (B)
Players Club(A)   Ft. Myers, FL          2,500,000     78.4       8.00      6.42           6.25 (F)
                                      ------------
                                      $162,125,000
                                      ============

*The annualized interest rate paid represents the interest recorded by the Partnership while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreements, if any.

(A) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $7,200,000 of the Players Club FMB.

(B) Pay rate is based on the net cash flow generated by operations of the underlying property.

(C) Includes receipt of deferred base interest related to prior periods.

(D) The minimum pay rate on the FMB increased in increments from 6.0% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the property's fiscal year-end based on audited financial statements to no less than the minimum pay rate.

(E) Includes receipt of primary contingent interest related to prior periods.

(F) The minimum pay rate on the FMB is scheduled to increase to the stated interest rate over the remaining term of the FMB.


                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

       Incorporated by reference to Note 4 to the financial statements filed herewith in Item 1 of Part 1 of the Registrant's Quarterly Report.

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information

       Thomas F. Lynch, III ceased to serve as President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc. effective May 2, 1997. Effective May 2, 1997, Brian J. Martin was elected President, Chief Executive Officer, Chairman of the Board of Directors and Director of Prudential-Bache Properties, Inc.

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

           10.(ao) Amended Forbearance Agreement for the Suntree First Mortgage Bond dated December 1, 1996 (filed herewith).

           10.(ap) Amended Forbearance Agreement for the Players Club First Mortgage Bond dated December 1, 1996 (filed herewith).

           27    Financial Data Schedule (filed herewith).

       (b) Current Report on Form 8-K dated December 31, 1996, was filed on January 10, 1997 relating to a preliminary approval order with respect to the settlement of class action litigation.

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


                            SUMMIT TAX EXEMPT L.P. II



                                By: Related Tax Exempt Associates II, Inc.
                                    A Delaware corporation, General Partner



Date: May 14, 1997                  By: /s/ Alan P. Hirmes
                                        ----------------------------------
                                        Alan P. Hirmes
                                        Vice President
                                         (Principal Financial Officer)




Date: May 14, 1997                  By: /s/ Richard A. Palermo
                                        ----------------------------------
                                        Richard A. Palermo
                                        Treasurer
                                         (Principal Accounting Officer)



                                By: Prudential-Bache Properties, Inc.
                                    A Delaware corporation, General Partner



Date: May 14, 1997                  By: /s/ Eugene D. Burak
                                        ----------------------------------
                                        Eugene D. Burak
                                        Vice President