Form 10-Q
period 1997-06-30
SUMMIT TAX EXEMPT L P II
filed 1997-08-19
CIK 792924

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997


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
                                   (unaudited)



                                                 =============    =============
                                                    June 30,       December 31,
                                                      1997             1996
                                                 -------------    -------------
ASSETS
Participating first mortgage bonds-at
fair value                                       $ 148,136,653    $ 148,123,426
Temporary investments                                3,800,000        3,600,000
Cash and cash equivalents                              519,077          249,192
Interest receivable, net                               507,276          735,343
Promissory notes receivable, net                       491,591          275,572
Deferred bond selection fees, net                    1,712,581        1,804,942
Due from affiliates                                          0           84,225
Other assets                                                 0           23,775
                                                 -------------    -------------

Total assets                                      $155,167,178     $154,896,475
                                                 =============    =============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
   Deferred income                               $     374,380    $     394,259
   Accrued expenses                                     63,836          107,421
   Due to affiliates                                   408,416           72,194
                                                 -------------    -------------

Total liabilities                                      846,632          573,874
                                                 -------------    -------------

Contingencies

Partners' capital (deficit):
   BUC$holders (9,151,620 BUC$
     issued and outstanding)                       160,620,449      160,622,463
   General Partners                                   (184,301)        (184,260)
   Net unrealized loss on participating
     first mortgage bonds                           (6,115,602)      (6,115,602)
                                                 -------------    -------------

Total partners' capital                            154,320,546      154,322,601
                                                 -------------    -------------

Total liabilities and partners' capital          $ 155,167,178    $ 154,896,475
                                                 =============    =============



                 See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                              STATEMENTS OF INCOME
                                   (unaudited)

                                   =======================   =======================
                                      Three Months Ended       Six Months Ended
                                           June 30,                 June 30,
                                      1997         1996         1997         1996
                                   ----------   ----------   ----------   ----------
Revenues:

   Interest income:
    Participating first mortgage
      bonds                        $2,937,554   $3,084,231   $5,654,579   $5,964,784
    Temporary investments              40,854       33,638       73,146       63,803
    Promissory notes                   10,249        4,633       18,079        8,957
                                   ----------   ----------   ----------   ----------

    Total revenues                  2,988,657    3,122,502    5,745,804    6,037,544
                                   ==========   ==========   ==========   ==========

Expenses:

   Management fees                    202,656      202,656      405,312      405,312
   Loan serving fees                  101,051      100,775      200,991      201,549
   General and administrative         107,158      130,875      193,234      210,624
   Amortization of deferred
     bond selection fees               46,181       46,180       92,361       92,360
   Loss on impairment
     of assets                              0    1,500,000            0    1,500,000
                                   ----------   ----------   ----------   ----------

    Total expenses                    457,046    1,980,486      891,898    2,409,845
                                   ----------   ----------   ----------   ----------

Net Income                         $2,531,611   $1,142,016   $4,853,906   $3,627,699
                                   ==========   ==========   ==========   ==========

Allocation of Net
   Income:

   BUC$holders                     $2,480,979   $1,119,176   $4,756,828   $3,555,145
                                   ==========   ==========   ==========   ==========

   General Partners                $   50,632   $   22,840   $   97,078   $   72,554
                                   ==========   ==========   ==========   ==========

Net Income per BUC                 $      .27   $      .12   $      .52   $      .39
                                   ==========   ==========   ==========   ==========


                 See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                   (unaudited)


                                ================================================================
                                                                                Net Unrealized
                                                                                    Loss on
                                                                    General   Participating First
                                    Total         BUC$holders       Partners     Mortgage Bonds
                                ----------------------------------------------------------------
Partners' capital (deficit) -
   January 1, 1997              $ 154,322,601    $ 160,622,463    $    (184,260)   $  (6,115,602)
Net Income                          4,853,906        4,756,828           97,078                0
Distributions                      (4,855,961)      (4,758,842)         (97,119)               0
                                -------------    -------------    -------------    -------------
Partners' capital (deficit) -
   June 30, 1997                $ 154,320,546    $ 160,620,449    $    (184,301)   $  (6,115,602)
                                =============    =============    =============    =============



                 See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                       ==========================
                                                          Six Months Ended
                                                                June 30,
                                                       --------------------------
                                                          1997            1996
                                                       -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Interest received, net                                 $ 5,940,765    $ 6,186,699
Loans made to properties                                  (280,000)      (300,000)
Amount received which was due from affiliate                84,225              0
Fees and expenses paid                                    (483,125)      (505,330)
                                                       -----------    -----------

Net cash provided by operating activities                5,261,865      5,381,369
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchase of temporary investments                     (200,000)      (875,000)
Principal payments received from loans made to
   properties                                               63,981         16,630
                                                       -----------    -----------

Net cash used in investing activities                     (136,019)      (858,370)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions paid                                      (4,855,961)    (4,855,962)
                                                       -----------    -----------

Net increase (decrease) in cash and cash equivalents       269,885       (332,963)
Cash and cash equivalents at beginning of period           249,192        972,889
                                                       -----------    -----------
Cash and cash equivalents at end of period             $   519,077    $   639,926
                                                       ===========    ===========
Schedule reconciling net income to net cash
   provided by operating activities:
Net income                                             $ 4,853,906    $ 3,627,699
                                                       -----------    -----------
Adjustments to reconcile net income to net cash
   provided by operating activities:
Loss on impairment of assets                                     0      1,500,000
Amortization of deferred bond selection fees                92,361         92,360
Amortization of deferred income                            (33,106)       (33,106)

Changes in:
   Interest receivable, net                                228,067        182,261
   Promissory notes receivable, net                              0         21,620
   Other assets                                             23,775         12,498
   Accrued expenses                                        (43,585)       (36,655)
   Deferred income                                               0        (21,620)
   Due from affiliates                                      84,225              0
   Due to affiliates                                       336,222        336,312
                                                       -----------    -----------

Total adjustments                                          687,959      2,053,670
                                                       -----------    -----------

Net cash provided by operating activities              $ 5,541,865    $ 5,681,369
                                                       ===========    ===========


                 See accompanying notes to financial statements

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)


NOTE 1 - General

     These financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments, (consisting of only normal recurring adjustments) necessary to present fairly the financial position of Summit Tax Exempt L.P. II (the "Partnership") as of June 30, 1997, the results of its operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. However, the operating results for the interim periods may not be indicative of the results expected for the full year.

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

     Certain reclassifications have been made to prior year amounts to conform to the current year's presentation.

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

     Effective January 1, 1997, forbearance agreements with respect to the Suntree and Players Club FMBs were modified and extended due to a continuing weak rental market and to ensure real estate tax payments and capital improvements are made. Pursuant to the modification, the minimum pay rate for Suntree was reduced to 6.5% and 7.5% for the periods January 1, 1997 through June 30, 1997 and July 1, 1997 through December 31, 1997, respectively. Thereafter, the stated rate is to be reinstated. The minimum pay rate for Players Club was reduced to 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively. Thereafter, it is expected that the stated rate of 8% will be reinstated. Due to continuing weak market conditions and a change in property management, effective with the July payment, the forbearance agreement with Suntree was further modified extending the minimum pay rate of 6.5% through December 31, 1997.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)


NOTE 2 - Participating First Mortgage Bonds ("FMBs")(continued)

     On May 12, 1997, the Partnership loaned the obligor of the Players Club FMB $280,000 to cover its shortfall on its 1996 real estate tax payment and to fund a capital improvement account. The note is self-amortizing beginning July 1, 1997 at the annual rate of 8%, is payable in 48 equal monthly installments of $6,835.62 and matures on May 1, 2001.

     Effective as of January 30, 1997, pursuant to the terms of a forbearance agreement entered into in August 1995, the obligor of the Sunset Downs FMB transferred the deed to the underlying property to an affiliate of the Related General Partner, who made no equity investment in the property but assumed the day-to-day responsibilities of operations and obligations under the FMB. With respect to the Sunset Downs FMB, the Partnership paid certain insurance premiums on January 31, 1997 in the amount of approximately $92,000. This loan was recorded in operating income as a reduction of interest income from participating first mortgage bonds because the Sunset Downs FMB is paying interest on a cash flow basis.

     A forbearance agreement with the owner of the Cedar Pointe property was executed on February 1, 1997, which provided for a minimum pay rate of 7% per annum effective September 16, 1996. Pursuant to the terms of the forbearance agreement, the FMB was formally and permanently modified to provide for a new base interest rate of 7% and a contingent interest rate of up to 6% payable from 25% of cash flow or sale or refinancing proceeds. In addition, the FMB modification calls for the discharge of any accrued and unpaid primary contingent interest, primary deferred interest, supplemental contingent interest, supplemental deferred interest and construction period deferred and contingent interest through September 15, 1996, whether payable before, on, or after September 15, 1996. In addition, the maturity of the FMB was extended to 2017 and the mandatory redemption call date extended from 1999 to 2006.

     With respect to the FMBs which are subject to forbearance agreements with the respective obligors, the difference between the stated interest rates and the rates paid (whether deferred and payable out of available future cash flow or, ultimately, from sale or refinancing proceeds) on FMBs is not accrued for financial statement purposes. The accrual of interest at the stated interest rate will resume once a property's ability to pay the stated rate has been adequately demonstrated. Unrecorded contractual interest income was approximately $777,000 and $616,000 for the six months ended June 30, 1997 and 1996, respectively.

     The cost basis of the FMBs at June 30, 1997 and December 31, 1996 was $154,252,255 and $154,239,028, respectively. The net unrealized loss on FMBs consists of gross unrealized gains and losses of $951,666 and $7,067,268, respectively, at both June 30, 1997 and December 31, 1996.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)


NOTE 2 - Participating First Mortgage Bonds ("FMBs") (continued)

         Descriptions of the FMBs owned by the Partnership at June 30, 1997 are as follows:


                                       Annualized
                                      Interest Rate
                                      Paid for the
                                        six months   Minimum                                                              Carrying
                                        ended       Pay Rate at   Stated                                                  Amount at
                                        June 30,       June      Interest                    Maturity                       June
Property          Location               1997*       30, 1997*     Rate*      Call Date        Date         Face Amount  30, 1997(G)
---------------   ----------------    ------------- -----------  --------     ---------      ---------      -----------  -----------
Bay Club          Mt. Pleasant, SC      7.82%(D)      8.25%(D)     8.25%      Sept.2000      Sept.2006      $6,400,000    $6,147,815
Loveridge         Contra Costa, CA      5.43          (B)          8.00       Nov. 1998      Nov. 2006       8,550,000     6,826,198
The Lakes         Kansas City, MO       5.99(H)       4.87         4.87       Dec. 2006      Dec. 2006      13,650,000    10,101,816
Crowne Pointe     Olympia, WA           8.00          8.00         8.00       Dec. 1998      Dec. 2006       5,075,000     5,322,225
Orchard Hills     Tacoma, WA            8.00          8.00         8.00       Dec. 1998      Dec. 2006       5,650,000     5,842,439
Highland Ridge    St. Paul, MN          7.25          7.25(F)      8.00       Feb. 1999      Feb. 2007      15,000,000    12,971,183
Newport Village   Tacoma, WA            8.36(C)       8.00         8.00       Jan. 1999      Jan. 2007      13,000,000    12,843,816
Sunset Downs      Lancaster, CA         4.50          (B)          8.00       May  1999      May  2007      15,000,000    11,306,665
Willow Creek      Ames, IA              8.00          8.00         8.00       Oct. 1999      Oct. 2006       6,100,000     6,019,067
Cedar Pointe      Nashville, TN         7.00          7.00         7.00       Apr. 2006      Apr. 2015       9,500,000     8,423,412
Shannon Lake      Atlanta, GA           6.00          6.00(F)      8.00       Jun. 1999      Jun. 2007      12,000,000    10,920,358
Bristol Village   Bloomington, MN       8.88(C)(E)    8.00         8.00       Jun. 1999      Jun. 2005      17,000,000    17,254,892
Suntree           Ft. Myers, FL         6.71          6.50(F)      8.00       Jul. 1999      Jul. 2007       7,500,000     7,387,848
River Run         Miami, FL             10.03(E)      8.00         8.00       Aug. 1999      Aug. 2007       7,200,000     7,457,110
Pelican Cove      St. Louis, MO         7.50          (B)          8.00       Feb. 1999      Feb. 2007      18,000,000    16,907,362
Players Club (A)  Ft. Myers, FL         6.37          6.25(F)      8.00       Aug. 1999      Aug. 2007       2,500,000     2,404,447
                                                                                                          ------------  ------------
                                                                                                          $162,125,000  $148,136,653
                                                                                                          ============  ============


*The annualized interest rate paid represents the interest recorded by the Partnership while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreements, if any.
(A) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $7,200,000 of the Players Club FMB.
(B) Pay rate is based on net cash flow generated by operations of the underlying property.
(C)  Includes receipt of deferred base interest related to prior periods.
(D) The minimum pay rate on the FMB increased in increments from 6.0% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the property's fiscal year-end based on audited financial statements to no less than the minimum pay rate.
(E)  Includes receipt of primary contingent interest related to prior periods.
(F) The minimum pay rate on the FMB is scheduled to increase to the stated interest rate over the remaining term of the FMB.
(G)  The FMBs are carried at their  estimated  fair value at June 30, 1997.
(H)  Includes receipt of primary and supplemental contingent interest.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)


NOTE 3 - Related Parties

     Prudential-Bache Properties, Inc. ("PBP") and the Related General Partner (collectively, the "General Partners") and their affiliates perform services for the Partnership which include, but are not limited to: accounting and financial management; registrar, transfer and assignment functions; asset management; investor communications; printing and other administrative services. The General Partners and their affiliates receive reimbursements for costs incurred in connection with these services, the amount of which is limited by the provisions of the Agreement of Limited Partnership (the "Partnership Agreement"). The costs and expenses were:

                                       -------------------   -------------------
                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                       -------------------   -------------------
                                         1997       1996       1997       1996
                                       --------   --------   --------   --------
PBP and affiliates:
     Management fee                    $101,328   $101,328   $202,656   $202,656
     General and  administrative         17,276     22,506     34,722     33,678
                                       --------   --------   --------   --------
                                        118,604    123,834    237,378    236,334
                                       --------   --------   --------   --------
 Related General Partner
     and affiliates:
     Management fee                     101,328    101,328    202,656    202,656
     Loan servicing fees                101,051    100,775    200,991    201,549
     General and administrative          19,000      4,170     31,309     28,170
                                       --------   --------   --------   --------
                                        221,379    206,273    434,956    432,375
                                       --------   --------   --------   --------
                                       $339,983   $330,107   $672,334   $668,709
                                       --------   --------   --------   --------

     An affiliate of the Related General Partner receives loan servicing fees (see above) in an amount of .25% per annum of the principal amount outstanding on FMBs serviced by the affiliate.

     The General Partners are paid, in the aggregate, an annual management fee (see above) equal to .5% of the original amount invested in FMBs.

     During January and February of 1996, a division of Prudential Securities Incorporated ("PSI"), an affiliate of PBP, was responsible for the purchase, sale and safekeeping of the Partnership's temporary investments. This account was maintained in accordance with the Partnership Agreement.

     PSI owns 62,015 BUC$ at June 30, 1997.

     The Players Club property (securing a $2,500,000 FMB in this Partnership) also secures an FMB for $7,200,000 owned by Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of this Partnership.

     The original obligors of the Suntree, Players Club and River Run FMBs are affiliates of the Related General Partner.

     As of June 30, 1997, the original owners of the underlying properties and obligors of the Pelican Cove, Loveridge and Sunset Downs FMBs have been replaced with affiliates of the Related General Partner who have not made equity investments. These entities have assumed the day-to-day responsibilities and obligations of the underlying properties. Buyers are being sought who would make equity investments in the underlying properties and assume the nonrecourse obligations for each of the FMBs.

                            SUMMIT TAX EXEMPT L.P. II
                             (a limited partnership)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)


NOTE 4 - Contingencies

     Previous quarterly and annual reports by the Partnership have disclosed the commencement and status of the putative class actions captioned Kinnes, et al.
v. Prudential Securities Group, Inc., et al., CV-93-654 (D.Az.), Connelly, et. al v. Prudential-Bache Securities, Inc., et al. 93 Civ. 713 (D. Az.), and Levine
v. Prudential-Bache Properties, Inc., et. al. 92 Civ. 52 (N.D., Ill.). These putative class actions were transferred along with certain other cases, by the Judicial Panel on Multidistrict Panel to a single judge of the United States District Court for the Southern District Court of New York (the "Court") for consolidated and coordinated pre-trial proceedings under the caption In re Prudential Securities Incorporated Limited Partnerships Litigation, MDL Docket No. 1005 (the "Class Action"). As previously disclosed in the last quarterly report, the Related General Partner and certain of its affiliates entered in December 1996, into a stipulation of settlement with counsel for plaintiffs to settle the Class Action against the Related General Partner and certain of its affiliates (the "Related Settlement").

     On June 11, 1997, the Court issued orders that, inter alia, approved the solicitation statement describing in detail the transactions contemplated pursuant to the proposed Related Settlement, directed that it be mailed along with the class notice to the members of the class and rescheduled the settlement fairness hearing to consider the final approval of the Related Settlement for August 28, 1997. In accordance with the Court's orders, the solicitation statement and class notice were mailed to BUC$holders of the Partnership.

     There can be no assurance that the conditions to the closing of the proposed Related Settlement and the reorganization of the Partnership (as disclosed in previous quarterly and annual reports and in the solicitation statement and class notice) will be satisfied nor as to the time frame as to which the closing may occur. In the event that the Related Settlement is not consummated, the Related General Partner believes it has meritorious defenses to the Class Action and intends to defend this action vigorously.

NOTE 5 - Subsequent Event

    In August 1997, distributions of approximately $2,379,000 and $49,000 were paid to the BUC$holders and General Partners, respectively, for the quarter ended June 30, 1997.

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

     At the beginning of the year, the Partnership had cash and temporary investments of $3,849,000. After payment of distributions of approximately $4,856,000, loans made to properties of approximately $280,000, principal payments received from loans made to properties of approximately $64,000 and receipt of the net cash flow from operations of approximately $5,542,000, the Partnership had approximately $4,319,000 in cash and temporary investments at June 30, 1997. The second quarter distribution of $2,379,000 ($.26 per BUC) was paid to BUC$holders in August 1997 from cash flow from operations.

     Effective January 1, 1997, forbearance agreements with respect to the Suntree and Players Club FMBs were modified and extended due to a continuing weak rental market and to ensure real estate tax payments and capital improvements are made. Pursuant to the modification, the minimum pay rate for Suntree was reduced to 6.5% and 7.5% for the periods January 1, 1997 through June 30, 1997 and July 1, 1997 through December 31, 1997, respectively. Thereafter, the stated rate is to be reinstated. The minimum pay rate for Players Club was reduced to 6.5% and 6.25% for the periods January 1, 1997 through January 31, 1997 and February 1, 1997 through December 31, 1997, respectively. Thereafter, it is expected that the stated rate of 8% will be reinstated. Due to continuing weak market conditions and a change in property management, effective with the July payment, the forbearance agreement with Suntree was further modified extending the minimum pay rate of 6.5% through December 31, 1997.


     On May 12, 1997, the Partnership loaned the obligor of the Players Club FMB $280,000 to cover its shortfall on its 1996 real estate tax payment and to fund a capital improvement account. The note is self-amortizing beginning July 1, 1997 at the annual rate of 8%, is payable in 48 equal monthly installments of $6,835.62 and matures on May 1, 2001.

     Effective as of January 30, 1997, pursuant to the terms of a forbearance agreement entered into in August 1995, the obligor of the Sunset Downs FMB transferred the deed to the underlying property to an affiliate of the Related General Partner, who made no equity investment in the property but assumed the day-to-day responsibilities of operations and obligations under the FMB. With respect to the Sunset Downs FMB, the Partnership paid certain insurance premiums on January 31, 1997 in the amount of approximately $92,000. This loan was recorded in operating income as a reduction of interest income from participating first mortgage bonds because the Sunset Downs FMB is paying interest on a cash flow basis.

     A forbearance agreement with the owner of the Cedar Pointe property was executed on February 1, 1997, which provided for a minimum pay rate of 7% per annum effective September 16, 1996. Pursuant to the terms of the forbearance agreement, the FMB was formally and permanently modified to provide for a new base interest rate of 7% and a contingent interest rate of up to 6% payable from 25% of cash flow or sale or refinancing proceeds. In addition, the FMB modification calls for the discharge of any accrued and unpaid primary contingent interest, primary deferred interest, supplemental contingent interest, supplemental deferred interest and construction period deferred and contingent interest through September 15, 1996, whether payable before, on, or after September 15, 1996. In addition, the maturity of the FMB was extended to 2017 and the mandatory redemption call date extended from 1999 to 2006.

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

Results of Operations

     Net income increased approximately $1,390,000 and $1,226,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 primarily due to a loss on impairment of assets in 1996 and for the reasons discussed below.

     Interest income from FMBs decreased by approximately $147,000 and $310,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 primarily due to a reduction in the income recorded from the Highland Ridge FMB as a result of a forbearance agreement for which a retroactive adjustment to October 1995 was made in the fourth quarter of 1996, a reduction in the income recorded from the Cedar Pointe FMB as a result of a forbearance agreement effective September 16, 1996, a decrease in contingent interest received by River Run in the second quarter of 1997, a decrease in deferred base interest received by Bristol Village in 1997 and a decrease due to an insurance loan made to the owner of the underlying property of the Sunset Downs FMB in the first quarter of 1997 which was recorded as a reduction of income.

     Interest income from temporary investments increased by approximately $7,000 and $9,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 primarily due to higher interest rates and invested cash balances in 1997.

     Interest income from promissory notes increased by approximately $6,000 and $9,000, respectively, for the three and six months ended June 30, 1997 as compared to 1996 primarily due to the $300,000 increase in the Shannon Lake loan in July 1996 and the $280,000 Players Club loan on May 12, 1997.

     General and administrative expenses decreased by approximately $24,000 for the three months ended June 30, 1997 as compared to 1996 primarily due to non-recurring legal expenses incurred during the second quarter of 1996.

     A $1,500,000 loss on impairment of assets was recorded during the second quarter of 1996 to recognize other-than-temporary impairment of one FMB based upon continuing operating difficulties being experienced at the property securitizing the FMB.

General

     The determination as to whether it is in the best interest of the Partnership to enter into forbearance agreements on the FMBs or, alternatively, to pursue its remedies under the loan documents, including foreclosure, is based upon several factors including, but not limited to, property performance, owner cooperation and projected legal costs.

     Certain property owners have, at times, supplemented the cash flow generated by the properties to meet the required FMB interest payments. There can be no assurance that in the future any property owner will elect to supplement property cash flow to satisfy bond interest requirements, if necessary. No property owner made supplementary payments during the six months ended June 30, 1997 and 1996.

Property Information

     The following table lists the FMBs the Partnership owns together with occupancy rates of the underlying properties as of June 30, 1997:


                                                                            Annualized
                                                                             Interest       Minimum
                                                                             Rate Paid       Annual
                                                                            for the six     Pay Rate
                                                                  Stated    months ended       at
                                      Face Amount                 Interes      June           June
Property        Location                of FMB       Occupancy    Rate*      30, 1997*      30, 1997*
--------------  ----------------   --------------    ---------    -------   ------------    ---------
Bay Club        Mt. Pleasant, SC   $   6,400,000       93.7%      8.25%       7.82%(D)       8.25%(D)
Loveridge       Contra Costa, CA       8,550,000       98.0       8.00        5.43           (B)
The Lakes       Kansas City, MO       13,650,000       94.4       4.87        5.99(G)        4.87
Crowne Pointe   Olympia, WA            5,075,000       81.4       8.00        8.00           8.00
Orchard Hills   Tacoma, WA             5,650,000       95.4       8.00        8.00           8.00
Highland Ridge  St. Paul, MN          15,000,000       97.7       8.00        7.25           7.25 (F)
Newport Village Tacoma, WA            13,000,000       94.9       8.00        8.36(C)        8.00
Sunset Downs    Lancaster, CA         15,000,000       95.8       8.00        4.50           (B)
Willow Creek    Ames, IA               6,100,000      100.0       8.00        8.00           8.00
Cedar Pointe    Nashville, TN          9,500,000       89.5       7.00        7.00           7.00
Shannon Lake    Atlanta, GA           12,000,000       90.1       8.00        6.00           6.00 (F)
Bristol Village Bloomington, MN       17,000,000       99.6       8.00        8.88(C)(E)     8.00
Suntree         Ft. Myers, FL          7,500,000       88.1       8.00        6.71           6.50 (F)
River Run       Miami, FL              7,200,000       95.0       8.00       10.03(E)        8.00
Pelican Cove    St. Louis, MO         18,000,000       95.5       8.00        7.50           (B)
Players Club(A) Ft. Myers, FL          2,500,000       77.7       8.00        6.37           6.25 (F)
                                   -------------
                                   $ 162,125,000
                                   =============


*The annualized interest rate paid represents the interest recorded by the Partnership while the stated interest rate represents the coupon rate of the FMB and the minimum pay rate represents the minimum rate payable pursuant to the applicable forbearance agreements, if any.
(A) Summit Tax Exempt L.P. III, of which the general partners are either the same or affiliates of the General Partners of the Partnership, acquired the other $7,200,000 of the Players Club FMB.
(B) Pay rate is based on the net cash flow generated by operations of the underlying property.
(C)  Includes receipt of deferred base interest related to prior periods.
(D) The minimum pay rate on the FMB increased in increments from 6.0% in 1990 to 8.25% in 1997. The actual pay rate is adjusted as of the property's fiscal year-end based on audited financial statements to no less than the minimum pay rate.
(E)  Includes receipt of primary contingent interest related to prior periods.
(F) The minimum pay rate on the FMB is scheduled to increase to the stated interest rate over the remaining term of the FMB.
(G)  Includes receipt of primary and supplemental contingent interest.

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

     Solicitation information was mailed to BUC$holders in connection with the proposed Related Settlement (see Note 4 to the financial statements filed herewith in Item 1 of Part I of the Registrant's Quarterly Report).

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

          10(ao) Amended Forbearance Agreement for the Suntree First Mortgage Bond dated December 1, 1996 (incorporated by reference to Exhibit 10(ao) in the Registrant's Quarterly Report on Form 10-Q dated March 31, 1997).

          10(ap) Amended Forbearance Agreement for the Players Club First Mortgage Bond dated December 1, 1996 (incorporated by reference to Exhibit 10(ap) in the Registrant's Quarterly Report on Form 10-Q dated March 31,
     1997).

          10(aq) Amended Forbearance Agreement for the Suntree First Mortgage Bond dated July 1, 1997 (filed herewith).

          10(ar) Amended First Mortgage Bond dated April 1, 1997, with respect to the Cedar Pointe project, in the principal amount of $9,500,000 (filed herewith).

          27 Financial Data Schedule (filed herewith).

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


                            SUMMIT TAX EXEMPT L.P. II



                                   By:  Related Tax Exempt Associates II, Inc.
                                        A Delaware corporation, General Partner



Date: August 13, 1997                   By:  /s/ Alan P. Hirmes
                                             ------------------
                                             Alan P. Hirmes
                                             Vice President
                                             (Principal Financial Officer)




Date: August 13, 1997                   By:  /s/ Richard A. Palermo
                                             ----------------------
                                             Richard A. Palermo
                                             Treasurer
                                             (Principal Accounting Officer)



                                   By:  Prudential-Bache Properties, Inc.
                                        A Delaware corporation, General Partner



Date: August 13, 1997                   By:  /s/ Eugene D. Burak
                                             -------------------
                                             Eugene D. Burak
                                             Vice President